Form 10-Q
period 2024-09-30
CO2 Energy Transition Corp.
filed 2024-12-27
CIK 1956648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42417

CO2 ENERGY TRANSITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-2950691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1334 Brittmoore Rd, Suite 190

Houston, Texas 77043

(Address of principal executive offices)

(346) 250-5000

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NOEM	The Nasdaq Stock Market LLC
Warrants	NOEMW	The Nasdaq Stock Market LLC
Rights	NOEMR	The Nasdaq Stock Market LLC
Units	NOEMU	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of December 27, 2024, there were 9,585,750 shares of common stock, $0.0001 par value, issued and outstanding.

CO2 ENERGY TRANSITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CO2 ENERGY TRANSITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$2,792	$2,112
Total Current Assets	2,792	2,112

Deferred offering costs	252,230	247,560
TOTAL ASSETS	$255,022	$249,672

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities
Accrued expenses	$112,243	$146,253
Accrued offering costs	7,379	7,384
Promissory note – related party	539,230	432,880
TOTAL LIABILITIES	658,852	586,517

STOCKHOLDER’S DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 40,000,000 shares authorized; 2,300,000 shares issued and outstanding(1)	230	230
Additional paid-in capital	24,770	24,770
Accumulated deficit	(428,830)	(361,845)
Total Stockholder’s Deficit	(403,830)	(336,845)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$255,022	$249,672

(1)	Includes an aggregate of up to 300,000 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (Note 5). On November 22, 2024, the Company consummated its Initial Public Offering and sold 6,900,000 Units, including 900,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 300,000 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CO2 ENERGY TRANSITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative costs	$26,532	$5,290	$66,985	$135,402
Loss from operations	(26,532)	(5,290)	(66,985)	(135,402)

Net loss	$(26,532)	$(5,290)	$(66,985)	$(135,402)

Basic and diluted weighted average shares outstanding, Common stock(1)	2,000,000	2,000,000	2,000,000	2,000,000
Basic and diluted net loss per common share	$(0.01)	$-	$(0.03)	$(0.07)

(1)	Excludes an aggregate of up to 300,000 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (Note 5). On November 22, 2024, the Company consummated its Initial Public Offering and sold 6,900,000 Units, including 900,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 300,000 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CO2 ENERGY TRANSITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Common stock(1)		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2024	2,300,000	$230	$24,770	$(361,845)	$(336,845)

Net loss	—	—	—	(20,398)	(20,398)

Balance – March 31, 2024	2,300,000	230	24,770	(382,243)	(357,243)

Net loss	—	—	—	(20,055)	(20,055)

Balance – June 30, 2024	2,300,000	230	24,770	(402,298)	(377,298)

Net loss	—	—	—	(26,532)	(26,532)

Balance – September 30, 2024 (unaudited)	2,300,000	$230	$24,770	$(428,830)	$(403,830)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common stock(1)		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	2,300,000	$230	$24,770	$(174,935)	$(149,935)

Distributions to Sponsor	—	—	—	(1,000)	(1,000)

Net loss	—	—	—	(64,742)	(64,743)

Balance – March 31, 2023	2,300,000	230	24,770	(240,677)	(215,678)

Net loss	—	—	—	(65,370)	(65,370)

Balance – June 30, 2023	2,300,000	230	24,770	(306,047)	(281,047)

Distributions to Sponsor	—	—	—	(1,545)	(1,545)

Net loss	—	—	—	(5,290)	(5,290)

Balance – September 30, 2023 (unaudited)	2,300,000	$230	$24,770	$(312,882)	$(287,882)

(1)	Includes an aggregate of up to 300,000 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (Note 5). On November 22, 2024, the Company consummated its Initial Public Offering and sold 6,900,000 Units, including 900,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 300,000 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CO2 ENERGY TRANSITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(66,985)	$(135,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating expenses paid on behalf of the Company	6,050	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(34,010)	24,799
Net cash used in operating activities	(94,945)	(110,603)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	102,300	168,500
Distributions to Sponsor	—	(2,545)
Repayment of promissory note - related party	(2,000)	—
Payment of offering costs	(4,675)	(55,146)
Net cash provided by financing activities	95,625	110,809

Net Change in Cash	680	206
Cash – Beginning of period	2,112	34
Cash – End of period	$2,792	$240

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$3,635	$3,640
Offering costs included in promissory note	$—	$168,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

CO2 Energy Transition Corp. (the “Company”) was incorporated in Delaware on September 30, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. While the Company may pursue an initial business combination target in any industry or geographic location, the Company intends to focus its search for a target business in the carbon capture, utilization and storage industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from September 30, 2021 (inception) through September 30, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on November 12, 2024. On November 22, 2024, the Company consummated the Initial Public Offering of 6,900,000 units, with each unit consisting of one share of our common stock, one redeemable warrant, and one right (the “Units” and, with respect to the shares of common stock included in the Units offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 900,000 Units, at $10.00 per Unit, generating gross proceeds of $69,000,000 which is described in Note 3. Each warrant entitles the holder thereof to purchase one share of our common stock at a price of $11.50 per share, subject to adjustment as provided herein and each eight rights entitle the holder thereof to receive one share of common stock at the closing of a business combination.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 265,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to the Company’s sponsor, CO2 Energy Transition, LLC (the “Sponsor”), generating gross proceeds of $2,650,000, which is described in Note 4.

Transaction costs amounted to $3,423,710 consisting of $517,500 of cash underwriting discount, $2,070,000 of deferred underwriting fees, $77,280 fair value of Representative Shares (as defined in Note 8), and $758,930 of other offering costs.

There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any deferred underwriting discounts). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Following the closing of the Initial Public Offering, on November 22, 2024, an amount of $69,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will only proceed with a Business Combination if the Company seeks stockholder approval, and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Company’s shares prior to the Initial Public Offering (the “Initial Stockholders”) have agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The Initial Stockholders have agreed (a) to waive their redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination, (b) to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within 18 months (or up to 24 months in certain circumstances) from the closing of the Initial Public Offering and (c) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

The Company will have until 18 months (or up to 24 months if the Company extends the period of time to consummate a Business Combination) from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares and shares of common stock part of, and issuable in connection with, the Private Placement Units, if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

Liquidity and Capital Resources

As of September 30, 2024, the Company had $2,792 in cash and a working capital deficit of $656,060. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern,” and through the consummation of the Initial Public Offering on November 22, 2024, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these unaudited condensed financial statements. The Company cannot be assured that its plans to consummate an Initial Business Combination will be successful.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on November 21, 2024, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on December 2, 2024. The interim results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2024 and December 31, 2023, the Company had $2,792 and $2,112 in cash, respectively, and no cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Deferred Offering Costs

The Company complies with the requirements of the Accounting Standards Codification (“ASC”) 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options”, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between common stock, warrants, and rights, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the warrants and rights and then to the common stock. At the date of the Initial Public Offering, November 22, 2024, offering costs allocated to Public Shares were charged to temporary equity, and offering costs allocated to Public Rights, Public Warrants and Private Units were charged to stockholders’ equity (deficit), as Public and Private Rights and Warrants, after management’s evaluation, were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

As of September 30, 2024 and December 31, 2023, the Company had $6,100 and $4,600, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income. Net operating loss carryovers are indefinite lived for future offsets. In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of deferred tax assets and therefore established a full valuation allowance of $106,143 and $88,766 as of September 30, 2024 and December 31, 2023, respectively.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2024 and December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense (benefit). No amounts were accrued for the payment of interest and penalties as of September 30, 2024 and December 31, 2023.

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, excluding common shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 300,000 common shares that are subject to forfeiture if the option to purchase additional units is not exercised in full by the underwriters. At the closing of the Initial Public Offering on November 22, 2024, the underwriters exercised their over-allotment option in full. As such, the 300,000 Founder Shares are no longer subject to forfeiture. As of September 30, 2024 and December 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period. There were no derivative financial instruments as of September 30, 2024 and December 31, 2023.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Warrant and Right Instruments

The Company accounted for the Public Warrants and Private Warrants and Public Rights and Private Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815 “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant and right instruments under equity treatment.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

In the Initial Public Offering which closed on November 22, 2024, the Company sold 6,900,000 Units, at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriters of their over-allotment option in the amount of 900,000 Units. Each Unit consists of one common stock, one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each Public Right entitles the holder thereof to receive one-eighth (1/8) of one share of common stock upon the consummation of a Business Combination (see Note 7). Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 265,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $2,650,000 in a private placement. Each Private Unit consists of one Private Share, one right (“Private Right”) and one redeemable warrant (“Private Warrant”). Each Private Right entitles the holder thereof to receive one-eighth (1/8) of one share of common stock upon the consummation of a Business Combination (see Note 7). Each whole Private Warrant is exercisable for one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the sale of the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Units and all underlying securities will expire worthless.

NOTE 5. RELATED PARTIES

Founder Shares

On January 13, 2022, the Sponsor entered into a subscription agreement and paid $25,000 to cover certain offering costs of the Company in consideration for 3,593,750 shares of common stock (the “Founder Shares”). In connection with a reduction in the planned size of the Initial Public Offering, the Sponsor amended and restated the subscription agreement on October 10, 2022 to provide for a subscription of 2,300,000 shares of common stock. On December 28, 2022, in connection with a change in the terms of the offering, the Sponsor further amended and restated the subscription agreement to provide for a subscription of 3,066,667 shares of common stock. On December 1, 2023, the Sponsor further amended and restated the subscription agreement to provide for a subscription of 2,300,000 shares of common stock. All shares have been retrospectively presented so that the total Founder Shares issued total 2,300,000 shares of common stock. The Founder Shares included an aggregate of up to 300,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full, so that the number of Founder Shares would equal, on an as-converted basis, approximately 25% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). At the closing of the Initial Public Offering on November 22, 2024, the underwriters exercised their over-allotment option in full. As such, the 300,000 Founder Shares are no longer subject to forfeiture.

The Initial Stockholder has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On January 8, 2022, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $400,000. On February 15, 2023, the Company amended the Promissory Note’s principal amount from $400,000 to $450,000. On April 20, 2024, the Company further amended the Promissory Note’s principal amount from $450,000 to $800,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2025 or (ii) the consummation of the Initial Public Offering. As of September 30, 2024 and December 31, 2023, there were $539,230 and $432,880, respectively, outstanding under the Promissory Note. On November 22, 2024, upon the closing of the Initial Public Officer, the Company repaid the note and borrowings with the exception of $6,730 which remains outstanding under the note.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2024 and December 31, 2023, no such Working Capital Loans were outstanding.

Administrative Services Agreement

The Company entered into an agreement, commencing on November 12, 2024, through the earlier of consummation of the initial Business Combination and the Company’s liquidation, to pay the Sponsor $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Units and any units that may be issued upon conversion of Working Capital Loans (and any common stock issuable upon the exercise of the Private Placement Units and units that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) have rights to require the Company to register any of the securities held by them for resale under the Securities Act pursuant to a registration and stockholder rights agreement signed on the effective date of the Initial Public Offering. These holders are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders have “piggyback” registration rights to include their securities in other registration statements filed by the Company. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 900,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On November 22, 2024, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise the over-allotment option to purchase an additional 900,000 Units at a price of $10.00 per Unit.

The underwriters were entitled to a cash underwriting discount of 0.75% of the gross proceeds of the Initial Public Offering, or $517,500, which was paid upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.00% of the gross proceeds of the Initial Public Offering, or $2,070,000, payable upon the closing of an initial Business Combination from the amounts held in the Trust Account.

NOTE 7. STOCKHOLDER’S DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding.

Common Stock — The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, 2,300,000 Founder Shares are issued and outstanding.

Rights — Each holder of a right will receive one-eight (1/8) of one common stock upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis and each holder of a right will be required to affirmatively convert its rights in order to receive 1/8 share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). As of September 30, 2024 and December 31, 2023, there are no rights outstanding.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

Warrants — As of September 30, 2024 and December 31, 2023, there are no warrants outstanding. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the common stock issuable upon exercise of the warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the common stock issuable upon exercise of the Public Warrants is not effective within 60 business days following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available.

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;

●	if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period commencing after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the common stock underlying such warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Rights or Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Rights and Public Warrants may expire worthless.

In addition, if (x) the Company issues additional common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value or the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value or the Newly Issued Price.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

NOTE 8. REPRESENTATIVE SHARES

Simultaneously with the closing of Initial Public Offering on November 22, 2024, the Company issued Kingswood Capital Partners LLC, the representative of the underwriters (“Kingswood”), 120,750 shares of common stock (the “Representative Shares”). The Company estimated the value of the Representative Shares to be $77,280. Kingswood has agreed not to transfer, assign or sell any such shares until the completion of the initial Business Combination. In addition, Kingswood has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of an initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete an initial Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the Initial Public Offering pursuant to Rule 5110(e)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(e)(1), these securities may not be sold, transferred, assigned, pledged or hypothecated or the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners, registered persons or affiliates or as otherwise permitted under Rule 5110(e)(2), and only if any such transferee agrees to the foregoing lock-up restrictions.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On November 22, 2024, the Company consummated the Initial Public Offering of 6,900,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 900,000 Units, at $10.00 per Unit, generating gross proceeds of $69,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 265,000 Private Units at a price of $10.00 per Private Unit in a private placement to the Sponsor, generating gross proceeds of $2,650,000.

On November 22, 2024, in connection with the closing of the Initial Public Offering, the underwriters were entitled to a cash underwriting discount of 0.75% of the gross proceeds of the Initial Public Offering, or $517,500, which was paid upon the closing of the Initial Public Offering. Additionally, the underwriters were entitled to a deferred underwriting discount of 3.00% of the gross proceeds of the Initial Public Offering, or $2,070,000, payable upon the closing of an initial Business Combination from the amounts held in the Trust Account.

On November 22, 2024, in connection with the closing of the Initial Public Offering, the Company issued Kingswood the 120,750 Representative Shares.

On November 22, 2024, the Company repaid a total of $560,000 under the Promissory Note, with the remaining outstanding balance of $6,730 currently due on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our unaudited consolidated financial statements included above under “Part I – Financial Information” – “Item 1. Financial Statements”.

Our logo and some of our trademarks and tradenames are used in this Report. This Report also includes trademarks, tradenames and service marks that are the property of others. Solely for convenience, trademarks, tradenames and service marks referred to in this Report may appear without the ®, ™ and SM symbols. References to our trademarks, tradenames and service marks are not intended to indicate in any way that we will not assert to the fullest extent under applicable law our rights or the rights of the applicable licensors if any, nor that respective owners to other intellectual property rights will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

The market data and certain other statistical information used throughout this Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We are responsible for all of the disclosures contained in this Report, and we believe these industry publications and third-party research, surveys and studies are reliable. While we are not aware of any misstatements regarding any third-party information presented in this Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under, and incorporated by reference in, the section entitled “Risk Factors” of this Report. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to CO2 Energy Transition Corp., is also based on our good faith estimates.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” and “CO2 Energy”, refer specifically to CO2 Energy Transition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to CO2 Energy Transition, LLC.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the initial Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that:

●	we are a newly formed company with no operating history and no revenues;

●	our ability to continue as a “going concern”;

●	we may not be able to complete our initial Business Combination within the prescribed time frame;

●	stockholders have no rights or interests in funds from the Trust Account, except under certain limited circumstances;

●	our stockholders may be held liable for claims by third parties against us;

●	if third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share;

●	subsequent to completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges;

●	conflicts of interest of our sponsor, officers and directors;

●	we may have a limited ability to assess the management of a prospective target business;

●	our public stockholders may not be afforded an opportunity to vote on our proposed Business Combination;

●	the absence of a redemption threshold may make it possible for us to complete a Business Combination with which a substantial majority of our stockholders do not agree;

●	we may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to holders;

●	we may amend the terms of the public warrants in a manner that may be adverse to holders of public warrants with the required approval of the holders of the then outstanding public warrants;

●	our competitors have advantages over us in seeking Business Combinations;

●	we may be unable to obtain additional financing;

●	our warrants may have an adverse effect on the market price of our common stock;

●	we may issue additional equity and/or debt securities to complete our initial Business Combination;

●	our sponsor controls a substantial interest in us;

●	if we seek stockholder approval of our initial Business Combination, our sponsor, who controls a substantial interest in us, has agreed to vote in favor of such initial Business Combination, regardless of how our public stockholders vote;

●	the ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, may not allow us to complete the most desirable Business Combination or optimize our capital structure, and will increase the probability that our initial Business Combination would be unsuccessful;

●	lack of protections normally afforded to investors of blank check companies;

●	Nasdaq may delist our securities from trading on its exchange;

●	we have not registered the shares of common stock issuable upon exercise of the warrants sold as part of the units in our initial public offering, and such registration may not be in place when an investor desires to exercise such warrants;

●	shares being redeemed and warrants becoming worthless;

●	events which may result in the per-share amount held in our Trust Account dropping below $10.00 per public share;

●	our directors may decide not to enforce the indemnification obligations of our sponsor;

●	if, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced;

●	because we are not limited to a particular industry or any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations;

●	we may seek acquisition opportunities in companies that may be outside of our management’s areas of expertise;

●	if we effect our initial Business Combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations; and

●	changes in laws or regulations, or a failure to comply with any laws and regulations, tax consequences to Business Combinations may adversely affect our business, investments and results of operations.

For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final Rule 424(b)(3) prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission on November 21, 2024. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Delaware on September 30, 2021 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 30, 2021 (inception) through September 30, 2024, were organizational activities, those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2024, we had a net loss of $26,532 and $66,985, respectively, which consist of general and administrative costs.

For the three and nine months ended September 30, 2023, we had a net loss of $5,290 and $135,402, respectively, which consist of general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of common stock, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

Subsequent to the quarterly period covered by this Report, on November 22, 2024, we consummated the Initial Public Offering of 6,900,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 900,000 Units, at $10.00 per Unit, generating gross proceeds of $69,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 265,000 Private Units at a price of $10.00 per Private Unit in a private placement to the Sponsor, generating gross proceeds of $2,650,000.

Following the Initial Public Offering, a total of $69,000,000 was placed in the Trust Account. We incurred $3,423,710 of expenses associated with the Initial Public Offering, consisting of $517,500 of cash underwriting discount, $2,070,000 of deferred underwriting fees, $77,280 fair value of Representative Shares, and $758,930 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services.

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 900,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On November 22, 2024, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise the over-allotment option to purchase an additional 900,000 Units at a price of $10.00 per Unit.

The underwriters were entitled to a cash underwriting discount of 0.75% of the gross proceeds of the Initial Public Offering, or $517,500, which was paid upon the closing of the Initial Public Offering. Additionally, the underwriters were entitled to a deferred underwriting discount of 3.00% of the gross proceeds of the Initial Public Offering, or $2,070,000, payable upon the closing of an initial Business Combination from the amounts held in the Trust Account.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2024, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the “Risk Factors” section of the Rule 424(b)(3) final prospectus for our Initial Public Offering as filed with the SEC on November 21, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our final prospectus for the Initial Public Offering, which are incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 13, 2022, the Sponsor subscribed for 3,593,750 Founder Shares for a total subscription price of $25,000 and fully paid for those shares. In connection with a reduction in the planned size of the Initial Public Offering, the Sponsor amended and restated the subscription agreement on October 10, 2022, to provide for a subscription of 2,300,000 shares of common stock. On December 28, 2022, in connection with a change in the terms of the offering, the Sponsor further amended and restated the subscription agreement to provide for a subscription of 3,066,667 shares of common stock. On December 1, 2023, the Sponsor further amended and restated the subscription agreement to provide for a subscription of 2,300,000 shares of common stock. All shares have been retrospectively presented so that the total Founder Shares issued total 2,300,000 shares of common stock. The Founder Shares included an aggregate of up to 300,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full. At the closing of the Initial Public Offering on November 22, 2024, the underwriters exercised their over-allotment option in full as part of the initial closing of the Initial Public Offering. As such, the 300,000 Founder Shares are no longer subject to forfeiture. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On November 22, 2024, the Company consummated the Initial Public Offering of 6,900,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 900,000 Units, at $10.00 per Unit, generating gross proceeds of $69,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 265,000 Private Units at a price of $10.00 per Private Unit in a private placement to the Sponsor, generating gross proceeds of $2,650,000.

Of the gross proceeds received from the Initial Public Offering and the Private Placement, an aggregate of $69,000,000 was placed in the Trust Account. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. The specific investments in our Trust Account may change from time to time.

We incurred a total of $3,423,710 consisting of $517,500 of cash underwriting discount, $2,070,000 of deferred underwriting fees, $77,280 fair value of Representative Shares, and $758,930 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Report. There has been no material change in the planned use of proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

(c) Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated November 20, 2024 by and between the Company and Kingswood Capital Partners, LLC, as representative of the underwriters listed on Schedule A thereto (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024, and incorporated herein by reference).
3.1	Amended & Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024, and incorporated herein by reference).
4.1	Warrant Agreement, dated November 20, 2024, by and between the Company and Continental Stock Transfer & Trust Company, LLC (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024, and incorporated herein by reference).
4.2	Rights Agreement, dated November 20, 2024, by and between the Company and Continental Stock Transfer & Trust Company, LLC (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024, and incorporated herein by reference).
10.1	Letter Agreement, dated November 20, 2024, by and among the Company and its officers, directors and the Sponsor (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024, and incorporated herein by reference).
10.2	Investment Management Trust Agreement, dated November 20, 2024, by and between the Company and Continental Stock Transfer & Trust Company, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024, and incorporated herein by reference).
10.3	Registration Rights Agreement, dated November 20, 2024, by and among the Company and certain security holders (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024, and incorporated herein by reference).
10.4	Administrative Services Agreement, dated November 20, 2024, by and between the Company and the Sponsor (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024, and incorporated herein by reference).
10.5	Indemnity Agreement, dated as of November 20, 2024, by and between the Company and each of the officers and directors of the Company (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024, and incorporated herein by reference).
10.6	Private Placement Units Purchase Agreement, dated November 20, 2024, by and between the Company and the Sponsor (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024, and incorporated herein by reference).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CO2 ENERGY TRANSITION CORP.

Date: December 27, 2024	By:	/s/ Brady Rodgers
	Name:	Brady Rodgers
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 27, 2024	By:	/s/ Harold R. DeMoss, III
	Name:	Harold R. DeMoss, III
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)