Form 10-K
period 2024-12-31
CO2 Energy Transition Corp.
filed 2025-03-31
CIK 1956648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-42417

CO2 Energy Transition Corp.
(Exact name of registrant as specified in its charter)

Delaware	87-2950691
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1334 Brittmoore Rd, Suite 190, Houston, Texas	77043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (346) 250-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NOEM	The Nasdaq Stock Market LLC
Warrants	NOEMW	The Nasdaq Stock Market LLC
Rights	NOEMR	The Nasdaq Stock Market LLC
Units	NOEMU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

As of June 30, 2024, which was the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly-traded. The registrant’s units began trading on the Nasdaq Global Market on November 12, 2024, and the registrant’s common stock, public warrants and public rights commenced separate public trading on the Nasdaq Global Market on January 16, 2025.

The number of shares of Common Stock, $0.0001 par value, outstanding on March 19, 2025 was 9,585,750 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

●	we are a newly formed company with no operating history and no revenues;

●	our ability to continue as a “going concern”;

●	we may not be able to complete our initial business combination within the prescribed time frame;

●	stockholders have no rights or interests in funds from the trust account, except under certain limited circumstances;

●	our stockholders may be held liable for claims by third parties against us;

●	if third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share;

●	subsequent to completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges;

●	conflicts of interest of our sponsor, officers and directors;

●	we may have a limited ability to assess the management of a prospective target business;

●	our public stockholders may not be afforded an opportunity to vote on our proposed Business Combination;

●	the absence of a redemption threshold may make it possible for us to complete a Business Combination with which a substantial majority of our stockholders do not agree;

●	we may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to holders;

●	we may amend the terms of the public warrants in a manner that may be adverse to holders of public warrants with the required approval of the holders of the then outstanding public warrants;

●	our competitors have advantages over us in seeking Business Combinations;

●	we may be unable to obtain additional financing;

●	our warrants may have an adverse effect on the market price of our common stock;

●	we may issue additional equity and/or debt securities to complete our initial business combination;

●	our sponsor controls a substantial interest in us;

●	if we seek stockholder approval of our initial business combination, our sponsor, who controls a substantial interest in us, has agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote;

●	the ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, may not allow us to complete the most desirable Business Combination or optimize our capital structure, and will increase the probability that our initial business combination would be unsuccessful;

●	lack of protections normally afforded to investors of blank check companies;

●	Nasdaq may delist our securities from trading on its exchange;

●	we have not registered the shares of common stock issuable upon exercise of the warrants sold as part of the units in our initial public offering, and such registration may not be in place when an investor desires to exercise such warrants;

●	shares being redeemed and warrants becoming worthless;

●	events which may result in the per-share amount held in our trust account dropping below $10.00 per public share;

●	our directors may decide not to enforce the indemnification obligations of our sponsor;

●	if, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced;

●	because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations;

●	we may seek acquisition opportunities in companies that may be outside of our management’s areas of expertise;

●	if we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations;

●	changes in laws or regulations, or a failure to comply with any laws and regulations, tax consequences to Business Combinations may adversely affect our business, investments and results of operations; and

●	other risk factors included under “Item 1A. Risk Factors” below.

You should read the matters described in “Item 1A. Risk Factors” and the other cautionary statements made in this Report, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

ITEM 1. BUSINESS

Summary Matters and Definitions

In this Annual Report on Form 10-K (this “Report”), we may rely on and refer to information regarding the industries in which we operate in general from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, none of this information has been commissioned by us, and we have not independently verified any of it.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “CO2”, “CO2 Energy” and “CO2 Energy Transitions Corp.” refer specifically to CO2 Energy Transitions Corp.

In addition, unless the context otherwise requires and for the purposes of this Report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

Where You Can Find Other Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the U.S. Securities and Exchange Commission. Such reports and other information filed by the Company with the SEC are available free of charge at www.sec.gov and on the “SEC Filings” section of our website at www.CO2ET.com, when such reports are available on the SEC’s website. The Company periodically provides other information for investors on its corporate website, www.CO2ET.com. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report.

Corporate Information

Our principal executive offices are located at 1334 Brittmoore Rd, Suite 190, Houston, Texas 77043, and our telephone number is (346) 250-5000.

Organizational History and Business

We are a newly-organized blank check company incorporated in September 2021 as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses or entities, which we refer to as our “initial business combination”. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination. We have reviewed, and continue to review, a number of opportunities to enter into an initial business combination with an operating business, but we are not able to determine at this time whether we will complete an initial business combination with any of the target businesses that we have reviewed or with any other target business.

We intend to effectuate our initial business combination using cash from the proceeds of our IPO (discussed below) and the sale of the private placement units, debt or a combination of cash, shares of stock and debt.

Although we may pursue a Business Combination in any industry, our objective is to identify and consummate a Business Combination with a business in the energy industry, which includes and is not limited to the energy transition industry.

Initial Public Offering

On November 22, 2024, the Company sold 6,900,000 units (“units”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 900,000 units. The units were sold for $10.00 per Unit, generating gross proceeds of $69.0 million, and we incurred offering costs of $3,423,710, consisting of $517,500 of cash underwriting discount, $2,070,000 of deferred underwriting fees, $77,280 fair value of 138,000 shares of common stock issued to Kingswood Capital Partners LLC, the representative of the underwriters of the IPO (the “Representatives Shares”), and $758,930 of other offering costs (the “IPO” or “initial public offering”). Each Unit consists of one share of common stock, par value $0.0001 per share, one warrant (each a “public warrant”) and one right (each a “public right”). Each public warrant entitles the holder to receive one share of our common stock at an exercise price of $11.50 per share, subject to adjustment. Each holder of a public right will automatically receive one-eighth (1/8) of one share of common stock upon consummation of our initial business combination.

Simultaneously with the closing of the IPO, the Company consummated the sale of 265,000 units (the “private placement units”) at a price of $10.00 per Private Unit in a private placement to the Company’s sponsor, CO2 Energy Transition, LLC (the “sponsor”), generating gross proceeds of $2,650,000.

The private placement units are identical to the units, except that the Private Warrants and the common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of our initial business combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Following the closing of the IPO, on November 22, 2024, an amount of $69,000,000 ($10.00 per unit) from the net proceeds of the sale of the units in the IPO and the sale of the private placement units was placed in a trust account (“trust account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940 (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of our initial business combination and (ii) the distribution of the funds held in the trust account, as described below.

A total of $517,500 of underwriting fees (0.75% of the total offering proceeds) were paid to the underwriters upon the closing of the IPO, together with 138,000 shares of our common stock, and a total of $2,070,000 of deferred underwriting fees (3% of the total offering proceeds) were placed into the trust account, to be payable to the underwriters, at such time as we complete our initial business combination, subject to the terms of the underwriting agreement.

We must complete our initial business combination by May 22, 2026, 18 months from the closing of our IPO. However, if we anticipate that we may not be able to consummate our initial business combination by May 22, 2026, we may, by resolution of our board, extend the period of time to consummate an initial business combination up to six times, each by an additional one month (for a total of up to 24 months to complete a business combination). In order to extend the time available for the Company to consummate an initial business combination, our sponsor or its affiliates or designees must deposit into the trust account $229,700 ($0.0333 per share) on or prior to the date of the applicable deadline, for each one-month extension.

Our units, public shares, public warrants and public rights are each traded on the Nasdaq Global Market under the symbols “NOEMU,” “NOEM”, “NOEMW” and “NOEMR,” respectively. Our units commenced public trading on November 22, 2024, and our public shares, public warrants and public rights commenced separate public trading on January 16, 2025.

Business Strategy

The Market Opportunity

We are targeting energy companies that are undervalued in the private markets. We are focused on energy companies that will benefit from public capital and have an established track record of profitable growth.

Our Business Strategy

We plan to focus on four categories in the energy transition space:

1.	Energy Industry

a.	Production, servicing and transportation of Oil, Gas and LNG

b.	Wind and Solar and Geothermal technologies and processes

2.	Reduction of CO2 emissions by the electrical generation industry

a.	Generation and/or smart usage of peak power

b.	Mitigation of the adverse effects of intermittent renewable power

c.	Small scale hydro

d.	Efficiency technologies

e.	Electric storage

3.	Generation of lower carbon intensive liquid fuels

a.	Biodiesel and renewable diesel

b.	Recycling of solid and liquid wastes

c.	Electrofuels

d.	Hydrogen (Blue/Green)

e.	Ammonia (Blue/Green)

f.	Sustainable aviation fuels

4.	Energy Transition Service entities

a.	Measurement, testing and controls

b.	Environmental and regulatory compliance

c.	Marketing and trading CO2 tax credits

d.	Project development and operational

e.	Equipment and manufacturing

Competitive Advantage

Initial Business Combination Criteria

Consistent with our strategy, we have identified the following attributes and guidelines to evaluate potential business combination targets. We may decide, however, to enter into our initial business combination with one or more businesses that do not meet these criteria and guidelines if we believe such business presents a compelling investment opportunity. We intend to pursue an initial business combination with companies that have the following characteristics:

a.	Excellent fit in energy transition strategy;

b.	$100 million – $1 billion in enterprise value;

c.	Sound environmental and regulatory performance criteria;

d.	Significant growth potential; and

e.	Strong management team with energy transition experience.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors, and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Additional Disclosures

Our Acquisition Process

To date, we have not selected any business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target.

All of our officers have fiduciary and contractual duties to our sponsor and to certain companies in which it has invested or to certain other entities. These entities may compete with us for acquisition opportunities. Subject to their fiduciary duties under applicable law, none of the members of our management team who are also employed by our sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their capacities as directors, officers or employees of our sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under applicable law and any other applicable fiduciary duties. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. For more information, see the section entitled “Item 10. Directors, Executive Officers, and Corporate Governance—Conflicts of Interest.”

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under applicable law. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See “Item 1A. Risk Factors — Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially adversely affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

You should not rely on the historical record of our founders’ and management’s performance as indicative of our future performance. See “Item 1A. Risk Factors — Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in the company.”

Initial Business Combination

Nasdaq rules require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discounts held in trust). We refer to this as the 80% of net assets test. If our board of directors is not able independently to determine the fair market value of the target business or businesses, we may obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. Although we may purchase multiple businesses in related industries in connection with our initial business combination, we do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net assets test.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares of common stock held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our shares of common stock held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

We are a Delaware corporation incorporated on September 30, 2021. Our executive offices are located at 1334 Brittmoore Rd, Suite 190, Houston, Texas 77043 and our telephone number is (346) 482-6238. Our corporate website address is www.CO2ET.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Report. You should not rely on any such information in making your decision whether to invest in our securities.

We have not conducted any operations and have generated no revenues. Until we complete our initial business combination, we will have no operations and will generate no operating revenues. In making your decision whether to invest in our securities, you should take into account not only the background of our management team, but also the special risks we face as a blank check company. You should carefully consider these and the other risks set forth in the section entitled “Item 1A. Risk Factors” included elsewhere in this Report.

Sourcing of Potential Business Combination Targets

We believe our management team’s significant operating and transaction experience and relationships with companies provides us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring, financing and selling businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

We believe this network provides our management team with a robust and consistent flow of acquisition opportunities which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our management team provides us with important sources of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, directors or officers, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, directors or officers. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, directors or officers, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

As more fully discussed in “Item 10. Directors, Executive Officers, and Corporate Governance—Conflicts of Interest,” if any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our directors and officers currently have fiduciary duties or contractual obligations that may take priority over their duties to us.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer target businesses an alternative to the traditional initial public offering through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination. In this situation, the owners of the target business would exchange their equity securities, shares or shares of stock in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

Financial Position

With funds available for a business combination initially in the amount of $66,930,000 assuming no redemptions and after payment of $2,070,000 of deferred underwriting discounts, and prior to any post-IPO working capital expenses, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. In the event of significant redemptions, we expect to be able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we believe we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the sale of the private placement units, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or the redemptions of our public shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We have not selected any business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or we decide to do so for business or other reasons, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a target business and structuring of our initial business combination

As discussed above, Nasdaq rules require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discounts held in trust). We refer to this as the 80% of net assets test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board of directors is not able independently to determine the fair market value of the target business or businesses, we may obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. Although we may purchase multiple businesses in related industries in connection with our initial business combination, we do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information, which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business.

By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders may not have the ability to approve our initial business combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue (other than in a public offering for cash) shares of common stock that will either (a) be equal to or in excess of 20% of the number of shares of our common stock then issued and outstanding (other than in a public offering);

●	any of our directors, officers or substantial security holders (as defined by the rules of Nasdaq) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power issued and outstanding before the issuance in the case of any substantial security holders; or

●	the issuance or potential issuance of shares of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a stockholder vote;

●	the risk that the stockholders would fail to approve the proposed business combination;

●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Permitted purchases and other transactions with respect to our securities

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares, warrants or rights in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of securities such persons may purchase. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the trust account will be used to purchase public shares, warrants or rights in such transactions. Such persons will be subject to restrictions in making any such purchases when they are in possession of any material non-public information or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which will require insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) clear certain trades prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or any of their respective affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of such transaction could be to (1) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, directors, officers, advisors and/or any of their respective affiliates anticipate that they may identify the stockholders with whom our sponsor, directors, officers, advisors or any of their respective affiliates may pursue privately negotiated transactions by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of public shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, directors, officers, advisors or any of their respective affiliates enter into private transactions, they would identify and contact only potential selling or redeeming stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, directors, officers, advisors or any of their respective affiliates will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, directors, officers and/or any of their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will be restricted unless such purchases are made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, directors, officers and/or any of their respective affiliates will be restricted from making purchases of shares of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Ability to extend time to complete an initial business combination

If we anticipate that we may not be able to consummate our initial business combination within 18 months, we may, by resolution of our board of directors if requested by our sponsor, extend the period of time to consummate an initial business combination up to six times, each by an additional one month (for a total of up to 24 months to complete an initial business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for us to consummate our initial business combination, our initial stockholders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each one-month extension, $229,700 ($0.0333 per share) on or prior to the date of the applicable deadline, up to an aggregate of $1,378,200, or approximately $0.20 per share. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans are planned to be finalized following the filing of the Form 10-K. As of December 31, 2024, we owed the sponsor $11,730. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement with our initial stockholder, our sponsor, contains a provision pursuant to which our sponsor has agreed to waive their right to be repaid for such loans in the event that we do not complete a business combination. Our sponsor and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

Redemption rights for public stockholders upon completion of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. At the completion of our initial business combination, we will be required to purchase any shares of common stock properly delivered for redemption and not withdrawn. The amount in the trust account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting discounts we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our initial stockholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (1) in connection with a stockholder meeting called to approve the business combination or (2) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than approximately 20% of our issued and outstanding shares of common stock or seek to amend our amended and restated certificate of incorporation would typically require stockholder approval. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by applicable law or stock exchange listing requirement or we choose to seek stockholder approval for business or other reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our shares of common stock in the open market, in order to comply with Rule 14 e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer may be conditioned on public stockholders not tendering more than a specified number of public shares, which number may be based on the requirement that we may not redeem public shares in an amount that would cause us to be unable to comply with any cash requirement that may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, we will complete our initial business combination only if a majority of the shares of our common stock voted are voted in favor of our initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Shares held by our initial stockholders, officers and directors will be included in determining the presence of a quorum and have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination. These quorums and voting thresholds and agreements, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our initial stockholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of a business combination.

Redemptions of our public shares may be subject to a limit due to any minimum cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Limitation on redemption upon completion of our initial business combination if we seek stockholder approval

Notwithstanding the foregoing redemption rights, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares,” without our prior consent.

We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in this offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in this offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering stock certificates in connection with a tender offer or redemption rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $100 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

In order to perfect redemption rights in connection with their business combinations, some blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or two business days prior to the scheduled date of the stockholder meeting set forth in our proxy materials, as applicable (unless we elect to allow additional withdrawal rights). Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 18 months from the closing of the IPO (May 22, 2026)(or up to 24 months from the closing of our IPO (November 22, 2026) if we extend the period of time to consummate a business combination, as described in more detail in this Report) or as a result of a stockholder vote to amend our certificate of incorporation (an “Extension Period”).

Redemption of public shares and liquidation if no initial business combination

Our sponsor, directors and officers have agreed that we will have only 18 months from the closing of the IPO (May 22, 2026)(or up to 24 months from the closing of our IPO (November 22, 2026) if we extend the period of time to consummate a business combination, as described in more detail in this Report) to complete our initial business combination. If we have not completed our initial business combination within such 18-month period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which may include the costs associated with obtaining directors and officers “tail” insurance) and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants or rights, which will expire worthless if we fail to complete our initial business combination within the 18-month time period or during any Extension Period.

Our initial stockholders, directors and officers have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 18 months from the closing of the IPO (May 22, 2026)(or up to 24 months from the closing of our IPO (November 22, 2026) if we extend the period of time to consummate a business combination, as described in more detail in this Report) or during any Extension Period. However, if our initial stockholders and acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 18-month time period (or up to 24 months from the closing of the IPO if we extend the period of time to consummate a business combination).

Our sponsor, directors and officers have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our IPO (or up to 24 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this Report) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of our common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $953,069 of proceeds currently held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses which may include the costs associated with obtaining directors and officers “tail” insurance.

If we were to expend all of the net proceeds of our IPO and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. As of December 31, 2024, we had access to $953,069 outside of the trust account with which to pay any such potential claims (not including costs and expenses incurred in connection with our liquidation, up to an aggregate of $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under Delaware General Corporation Law (“DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months of the closing of our IPO (or up to 24 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this Report) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months of the closing of our IPO (or up to 24 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this Report), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within 18 months of the closing of our IPO (or up to 24 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this Report), we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses which may include the costs associated with obtaining directors and officers “tail” insurance), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18th month (or up to 24 months from the closing of our IPO if we extend the period of time to consummate a business combination) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement associated with our IPO, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote.

Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below: (1) $10.00 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in value of the trust assets, in each case net of permitted withdrawals and will not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act.

If we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our insolvency estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders.

Additionally, if we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the IPO (May 22, 2026)(or up to 24 months from the closing of our IPO (November 22, 2026) if we extend the period of time to consummate a business combination, as described in more detail in this Report) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination within 18 months from the closing of our IPO (or up to 24 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this Report), subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. Neither holders of warrants or of rights will have any right to the proceeds held in the trust account with respect to the warrants or rights.

Amended and restated certificate of incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of our initial business combination. Our amended and restated certificate of incorporation contains a provision which provides that, if we seek to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the IPO (May 22, 2026)(or up to 24 months from the closing of our IPO (November 22, 2026) if we extend the period of time to consummate a business combination, as described in more detail in this Report) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either: (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against, or abstain from voting on, the proposed business combination, into their pro rata share of the aggregate amount on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (net of permitted withdrawals); or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (net of permitted withdrawals), in each case subject to certain limitations;

●	we will consummate our initial business combination only if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of our initial business combination at a duly held stockholders meeting;

●	if our initial business combination is not consummated within 18 months from the closing of the IPO (or up to 24 months from the closing of the IPO if we extend the period of time to consummate a business combination, as described in more detail in this Report), then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional shares of common stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares on any initial business combination.

In the event we seek stockholder approval in connection with our initial business combination, our amended and restated certificate of incorporation provides that we may consummate our initial business combination only if approved by a majority of the shares of common stock voted by our stockholders at a duly held stockholder meeting.

Comparison of redemption or purchase prices in connection with our initial business combination and if we fail to complete our initial business combination.

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we have not completed our initial business combination within 18 months from the closing of the IPO (May 22, 2026)(or up to 24 months from the closing of our IPO (November 22, 2026) if we extend the period of time to consummate a business combination, as described in more detail in this Report) or during any Extension Period.

	Redemptions in Connection with our Initial Business Combination	Other Permitted Purchases of Public Shares by our Affiliates	Redemptions if we fail to Complete an Initial Business Combination
Calculation of redemption price	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a stockholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a stockholder vote. In either case, our public stockholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination (which is initially anticipated to be $10.00 per share), including interest (which interest shall be net of taxes payable), divided by the number of then- issued and outstanding public shares, subject to the limitation that no redemptions will take place if following such redemptions, we will comply with any limitations (including, but not limited to, cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination.

Such purchases will be restricted except to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. None of the funds in the trust account will be used to purchase shares in such transactions.

If we have not completed our initial business combination within 18 months from the closing of the IPO (or up to 24 months if the period of time in which we may complete an initial business combination is extended in accordance with the procedures set forth in this Report) or during any Extension Period, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (which is initially anticipated to be $10.00 per share), including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares.

Impact to remaining stockholders	The redemptions in connection with our initial business combination will reduce the book value per share for our remaining stockholders, who will bear the burden of the deferred underwriting discounts and interest withdrawn in order to pay taxes (to the extent not paid from amounts accrued as interest on the funds held in the trust account).	If the permitted purchases described above are made, there will be no impact to our remaining stockholders because the purchase price would not be paid by us.	The redemption of our public shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our initial stockholders who will be our only remaining stockholders after such redemptions.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination and we are obligated to pay cash for shares of our common stock, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants and rights will expire worthless.

Conflicts of Interest

All of our officers have fiduciary and contractual duties to our sponsor and to certain companies in which it has invested or to certain other entities. These entities may compete with us for acquisition opportunities. While the risk is partially mitigated due to our sponsor and the Company seeking targets of quite different enterprise sizes, if these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. Subject to his or her fiduciary duties under applicable law, none of the members of our management team who are also employed by our sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their capacities as directors, officers or employees of our sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under applicable law and any other applicable fiduciary duties. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. For more information, see the section entitled “Item 10. Directors, Executive Officers, and Corporate Governance—Conflicts of Interest.”

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under applicable law. See “Item 1A. Risk Factors — Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially adversely affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations.

Employees

We currently have four officers, Mr. Brady Rodgers, Mr. Harold R. DeMoss III, Mr. Mike Lessard, and Mr. Mark Mathews, and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until the consummation of our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the sale of the placement units, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into in the future), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the IPO and the sale of the placement warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by applicable law or stock exchange requirements, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

ITEM 1A. RISK FACTORS

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Summary Risk Factors

Our company is subject to numerous risks described below and elsewhere in this Report. You should carefully consider these risks before making an investment. Some of these risks relating to our business objectives, our organization and structure include:

●	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	If we seek stockholder approval of our initial business combination, our initial stockholders, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the status of debt and equity markets.

●	Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the conflict in the Middle East and Southwest Asia.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	Inflation Reduction Act of 2022 may result in the imposition of an excise tax on the Company;

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

●	We may have limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

●	We may be able to complete only one business combination with the proceeds of our IPO and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

●	We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

●	Our directors and officers will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of the shares of our common stock sold in the IPO, you will lose your ability to redeem all such shares in excess of 15% of shares of our common stock sold in the IPO.

Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to Our Business and Strategy

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are incorporated under the laws of the Delaware with no operating results, and we will not commence operations until obtaining funding through our IPO. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange rules or if we decide to hold a stockholder vote for business or other reasons. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting, but would still require us to obtain stockholder approval if we were seeking to issue more than approximately 20.0% of our issued and outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than approximately 20.0% of our issued and outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding shares of common stock do not approve of the business combination we consummate. Please see the section entitled “Item 1. Business—Organizational History and Business—Stockholders may not have the ability to approve our initial business combination” for additional information.

If we seek stockholder approval of our initial business combination, our initial stockholders, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike some other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders, directors and officers have agreed (and their respective permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares, shares included in the private placement units and any public shares held by them in favor of our initial business combination. As a result, in addition to the founder shares and shares included in the private placement units, we would need only a maximum of 2,107,126 votes, if approval of the transaction required majority voting approval, no votes, assuming the transaction only required the affirmative vote of a majority of the shares voted at a meeting at which there was a quorum, of the 6,900,000 public shares sold in the IPO to be voted in favor of an initial business combination in order to have such initial business combination approved. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. Our majority stockholder currently owns approximately 26.8% of the issued and outstanding shares of our common stock. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder approval. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting discounts payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discounts is not available for us to use as consideration in an initial business combination. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay and the payment of the deferred underwriting discounts. Consequently, if accepting all properly submitted redemption requests would cause us to be unable to satisfy a closing condition as described above, unless the condition was waived, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 18 months from the closing of our IPO (or up to 24 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this Report). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the 18-month period (or up to 24 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this Report). In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the status of debt and equity markets and other events.

The status of debt and equity markets, and other events such as terrorist attacks, natural disasters or a significant outbreak of other infectious disease could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. If such disruptions continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the conflict in the Middle East and Southwest Asia.

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the conflict in the Middle East and Southwest Asia. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or are expected to undertake military strikes in Southwest Asia, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the conflict in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflict in the Middle East and Southwest Asia and subsequent sanctions or related actions, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants and rights will expire worthless.

Our sponsor, directors and officers have agreed that we must complete our initial business combination within 18 months from the closing of our IPO (or up to 24 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this Report). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases.

If we have not completed our initial business combination within such time period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which may include the costs associated with obtaining directors and officers “tail” insurance) and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants and rights will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares, warrants or rights from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination, although they are under no obligation to do so. Please see “Item 1. Business—Organizational History and Business—Permitted purchases and other transactions with respect to our securities” for a description of how such persons will determine which stockholders to seek to acquire shares from. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares.

The purpose of such purchases would be to (1) increase the likelihood of closing the business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible. To the extent that any public shares are purchased such purchases will be in compliance with all of the requirements set forth in Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC, including that such public shares will not be voted. See “Item 1. Business—Organizational History and Business—Permitted purchases and other transactions with respect to our securities” for a description of how our sponsor, directors, officers, advisors or any of their respective affiliates will select which stockholders to enter into private transactions with.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants and rights will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination and we are obligated to pay cash for shares of our common stock, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants and rights will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If the funds not being held in the trust account are insufficient to allow us to operate for at least the 18 months following the closing of our IPO (or up to 24 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this Report), we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 18 months following the closing of our IPO (or up to 24 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this Report), assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through potential loans from certain of our affiliates are discussed in the section of this Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the 18 months following the closing of our IPO; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants and rights will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If the net proceeds of our IPO and the sale of the private placement units not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we may depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

Of the net proceeds of our IPO and the sale of the private placement units, as of December 31, 2024, only approximately $953,069 was available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation to loan funds to, or otherwise invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our warrants and rights will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per- share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write- offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholder or warrant holder who chooses to remain a stockholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such stockholders and warrant holders are unlikely to have a remedy for such reduction in value.

If we were deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To avoid that result, we may determine, in our discretion, to liquidate the securities held in the trust account.

There is currently uncertainty concerning the applicability of the Investment Company Act to a special purpose acquisition company (“SPAC”) and we may be subject to a claim that we have been operating as an unregistered investment company. If we are deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our rights and warrants would expire worthless.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The funds in the trust account will be held initially only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act although, notwithstanding the nature of our investments we may still be deemed to be deemed to be an unregistered investment company. To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940, as amended), which risk may increase the longer we hold the investments in the trust account, we may at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation. As a result, following such liquidation, we will likely maintain the remaining amount in its trust account in an interest bearing demand deposit account at a bank. The interest we will earn on such funds may be less than what we would have earned if they were kept in the investments.

Furthermore, on January 24, 2024, the SEC adopted the final rules (the “SPAC Final Rules”), relating to, among the others, the extent to which SPACs could become subject to regulation under the Investment Company Act. The SPAC Final Rules provide that whether a SPAC is an investment company subject to the Investment Company Act is based on particular facts and circumstances. A specific duration period of a SPAC is not the sole determinant, but one of the long-standing factors to consider in determination of a SPAC’s status under the Investment Company Act. A SPAC could be deemed as an investment company at any stage of its operation. The determination of a SPAC’s status as an investment company includes analysis of a SPAC’s activities, depending upon the facts and circumstances, including but not limited to, the nature of SPAC assets and income, the activities of a SPAC’s officers, directors and employees, the duration of a SPAC, the manner a SPAC holding itself out to investors, and the merging with an investment company. The SPAC Final Rules were published in the Federal Register on February 26, 2024 and became effective on July 1, 2024.

If our facts and circumstances change over time such that we may be deemed to be an unregulated Investment Company, we will inform our stockholders of this change.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

As described in the risk factor above entitled “If we were deemed to be an investment company for purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”), we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To avoid that result, we may determine, in our discretion, to liquidate the securities held in the trust account”, the SEC’s adopting release with respect to the SPAC Rules provided guidance describing the extent to which SPACs could become subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company will be a question of facts and circumstances. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. We can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities; each of which may make it difficult for us to complete our initial business combination.

●	In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account will be initially invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, notwithstanding the nature of our investments, it is still possible that we could be deemed an investment company. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may, at any time, instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account at a bank. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants and rights will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although we expect to focus our search for a target business by concentrating our efforts on the production, servicing and transportation of Oil, Gas and LNG, we may seek to complete a business combination with an operating company of any size (subject to our satisfaction of the 80% of net assets test) and in any industry, sector or geographic area. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence.

Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholder or warrant holder who chooses to remain a stockholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such stockholders and warrant holders are unlikely to have a remedy for such reduction in value.

Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in the company.

Information regarding performance by our management team and their respective affiliates, is presented for informational purposes only. Past performance by our management team and their respective affiliates is not a guarantee either (1) that we will be able to identify a suitable candidate for our initial business combination or (2) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team or their affiliates or any related investment’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

We may seek acquisition opportunities outside our target industries, which may be outside of our management’s areas of expertise.

Although we intend to target a business combination in the production, servicing and transportation of Oil, Gas and LNG, we may consider a business combination outside of our target focus, which may be outside of our management’s areas of expertise. If a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company, we may pursue it. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholder or warrant holder who chooses to remain a stockholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such stockholders and warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants and rights will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion regarding fairness. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account, and our warrants and rights will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants and rights will expire worthless.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of our or a target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. Our key personnel may or may not remain with the target. Although some of our key personnel may remain with the target business in senior management, board or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the directors and officers of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We may have limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholder or warrant holder who chooses to remain a stockholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such stockholders and warrant holders are unlikely to have a remedy for such reduction in value.

The directors and officers of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

We may be able to complete only one business combination with the proceeds of our IPO and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our IPO and the sale of the private placement units provided us with $69,000,000 of trust account funds that we may use to complete our initial business combination (which includes $2,070,000 of deferred underwriting discounts being held in the trust account.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We may not be able to complete a business combination with a U.S. target company if such business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

The Committee on Foreign Investment in the U.S. (“CFIUS”) is an interagency committee authorized to review certain transactions involving acquisitions and investments in the U.S. by foreign persons in order to determine the effect of such transactions on the national security of the U.S. CFIUS has jurisdiction to review transactions that could result in control of a U.S. business directly or indirectly by a foreign person, certain non-controlling investments that afford the foreign investor non-passive rights in a “TID U.S. business” (defined as a U.S. business that (1) produces, designs, tests, manufactures, fabricates, or develops one or more critical technologies; (2) owns or operates certain critical infrastructure; or (3) collects or maintains directly or indirectly sensitive personal data of U.S. citizens), and certain acquisitions, leases, and concessions involving real estate even with no underlying U.S. business. Certain categories of acquisitions of and investments in a U.S. business also may be subject to a mandatory notification requirement.

While our sponsor is not, nor is it controlled by or have substantial ties to a non-U.S. person. Although we intend to enter into a business combination in which our investors, both our sponsor and its affiliates as well as our public investors, would own a minority of the post-combination company, we cannot guarantee that this will be the case. In addition, we cannot predict whether there will be significant ownership by non-U.S. persons among our stockholders, among other factors that could affect the likelihood of a CFIUS or similar review.

If our business combination with a U.S. business is subject to CFIUS review, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the business combination without notifying CFIUS and risk CFIUS intervention, before or after the closing of our initial business combination. CFIUS may decide to block or delay our business combination, impose conditions to mitigate national security concerns with respect to such business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance. As a result, we may exclude companies in certain industries from consideration as potential business combination partners, and companies in those industries may not view us as an attractive business combination partner, reducing the pool of potential targets companies, and reducing the likelihood that we complete a business combination. We may be adversely affected in terms of competing with other blank check companies or investment partners that do not have similar foreign ownership issues.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy, and we have 18 months (or up to 24 months if we extend the time to complete our initial business combination in accordance with the procedures set forth in our amended and restated certificate of incorporation. If the review process extends beyond such timeframe or our business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate our company. In such circumstances, our warrants and rights will expired worthless.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders will own less than 100% of the equity interests or assets of a target business, but we will complete such business combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our issued and outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our IPO and the sale of the private placement units will be sufficient to allow us to complete our initial business combination, because we have not yet selected any target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO and the sale of the private placement units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate.

In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our directors, officers or stockholders are required to provide any financing to us in connection with or after our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants and rights will expire worthless.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting (including how relevant governments respond to such factors), including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls, including devaluations and other exchange rate movements;

●	rates of inflation, price instability and interest rate fluctuations;

●	liquidity of domestic capital and lending markets;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	energy shortages;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, wars and other forms of social instability;

●	deterioration of political relations with the United States;

●	obligatory military service by personnel; and

●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, our results of operations and prospects could be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

We may face risks related to companies in our target industries.

If we are successful in completing a business combination with a target business in the production, servicing and transportation of Oil, Gas and LNG, we may be subject to, and possibly adversely affected by, the following risks:

●	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;

●	an inability to manage rapid change, increasing expectations and growth;

●	a reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;

●	an inability to license or enforce intellectual property rights on which our business may depend;

●	any significant disruption in our computer systems or those of third parties that we would utilize in our operations;

●	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;

●	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

●	competition for advertising revenue;

●	disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber- attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;

●	an inability to obtain necessary hardware, software and operational support; and

●	reliance on third-party vendors or service providers.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to businesses with transformative technologies for industrial applications. Accordingly, if we acquire a target business in another industry, these risks will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Risks Related to Our Organization and Structure

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and in particular, Messrs. Rodgers and DeMoss. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial business combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our sponsor are the investment managers. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under applicable law.

However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Our directors and officers will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Certain of our independent directors also serve as officers and/or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers, and Corporate Governance— Directors and Officers.”

Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and directors and officers are, or may in the future become, affiliated with entities that are engaged in a similar business. For more information, see the section entitled “Item 10. Directors, Executive Officers, and Corporate Governance—Conflicts of Interest.” Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our sponsor are the investment managers.

Our directors and officers also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under applicable law. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers, and Corporate Governance—Directors and Officers,” “Item 10. Directors, Executive Officers, and Corporate Governance—Conflicts of Interest” and “Item 13. Certain Relations and Related Transactions and Director Independence.”

Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that prohibits our directors, officers, security holders or their respective affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, directors or officers which may raise potential conflicts of interest.

In light of the involvement of our sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, directors and officers. Certain of our directors and officers also serve as officers and board members for other entities, including those described under “Item 10. Directors, Executive Officers, and Corporate Governance—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, directors and officers are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in “Item 1. Business—Organizational History and Business—Effecting Our Initial Business Combination — Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire, regarding the fairness to our company from a financial point of view of a business combination with one or more businesses affiliated with our sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On January 13, 2022, our sponsor initially subscribed for an aggregate of 3,593,750 founders shares. In connection with a reduction in the planned size of the offering, the subscription agreement was amended and restated on October 10, 2022, on December 28, 2022, and on December 1, 2023, the subscription agreement was further amended and restated in connection with a change in the proposed terms of the offering to provide for a subscription of 2,300,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.011 per share. The founder shares will be worthless if we do not complete an initial business combination.

In addition, our sponsor purchased an 265,000 private placement units simultaneously with our IPO, each unit consisting of one share of common stock, one warrant and one right, with each warrant exercisable for one share of common stock, for a purchase price of $2,650,000 in the aggregate and each right entitling the holder to one-eighth of one share of common stock upon completion of the initial business combination, or $10.00 per unit, that will also be worthless if we do not complete a business combination.

The founder shares are identical to the shares of common stock included in the units sold in the IPO except that: (1) the founder shares are subject to certain transfer restrictions contained in a letter agreement that our initial stockholders, directors and officers have entered into, (2) pursuant to such letter agreement, our initial stockholders, directors and officers have agreed to waive: (i) their redemption rights with respect to any founder shares and public shares held by them, as applicable, in connection with the completion of our initial business combination; (ii) their redemption rights with respect to any founder shares and public shares held by them in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the IPO (May 22, 2026)(or up to 24 months from the closing of our IPO (November 22, 2026) if we extend the period of time to consummate a business combination, as described in more detail in this Report) or (B) with respect to any other provision relating to stockholders’ rights or pre- initial business combination activity; and (iii) their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination within 18 months from the closing of the IPO (May 22, 2026)(or up to 24 months from the closing of our IPO (November 22, 2026) if we extend the period of time to consummate a business combination, as described in more detail in this Report) or during any Extension Period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame); and (3) the founder shares are entitled to registration rights. If we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed (and their respective permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them purchased during or after our IPO in favor of our initial business combination. While we do not expect our board of directors to approve any amendment to or waiver of the letter agreement, investment agreements or registration rights agreement prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of such agreements in connection with the consummation of our initial business combination. Any such amendments or waivers would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

The personal and financial interests of our sponsor, directors and officers may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 18-month deadline following the closing of our IPO nears, which is the deadline for the completion of our initial business combination.

The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

We sold units at an offering price of $10.00 per unit and the amount in our trust account is initially $10.00 per public share, implying an initial value of $10.00 per public share. However, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.011 per share. As a result, the value of our public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares.

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our public shares at such time is substantially less than $10.00 per share.

Our sponsor has invested in us an aggregate of $2,675,000, comprised of the $25,000 purchase price for the founder shares and the $2,650,000 purchase price for the private placement units. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 2,300,000 founder shares and 265,000 private placement units would have an aggregate implied value of $22,650,000. Even if the trading price of our common stock was as low as approximately $1.18 per share, and the private placement units were worthless, the value of the founder shares would be equal to the sponsor’s initial investment in us. As a result, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in our sponsor, may have an economic incentive that differs from that of the public stockholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public stockholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, you should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with the initial business combination.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause us not to comply with any net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination, unless such condition is waived. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, directors, officers, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements and rights agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our stockholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements and rights agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments, including the warrant agreement, or extend the time to consummate an initial business combination in order to effectuate our initial business combination. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered in our IPO, we would register, or seek an exemption from registration for, the affected securities.

Certain provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than a majority of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions (related to pre-business combination activity (including the requirement to fund the trust account and not release such amounts except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least a majority of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of a majority of our common stock. In all other instances, our amended and restated certificate of incorporation provides that it may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL, or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation or on our initial business combination. Our initial stockholders, who collectively beneficially own 26.8% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the IPO (May 22, 2026)(or up to 24 months from the closing of our IPO (November 22, 2026) if we extend the period of time to consummate a business combination, as described in more detail in this Report) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of our common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholders’ derivative action, subject to applicable law.

CO2 Energy Transition, LLC, our sponsor, beneficially owns a significant percentage of our outstanding common stock and as such exercises significant voting control over us, which limits stockholders’ abilities to influence corporate matters and could delay or prevent a change in corporate control.

CO2 Energy Transition, LLC, our sponsor, beneficially owns approximately 26.8% of the outstanding shares of our common stock. As a result, it has significant influence on the stockholder vote. Consequently, it has the ability to influence matters affecting our stockholders and therefore exercises significant control in determining the outcome of a number of corporate transactions or other matters. Additionally, it will be difficult if not impossible for investors to remove our current directors, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of our common stock and wish to vote them at annual or special stockholder meetings, your shares will have little effect on the outcome of corporate decisions. Because CO2 Energy Transition, LLC will significantly influence the vote on all stockholder matters, investors may find it difficult to replace our management if they disagree with the way our business is being operated. The interests of CO2 Energy Transition, LLC may not coincide with our interests or the interests of other stockholders.

CO2 Energy Transition, LLC acquired its shares of common stock for substantially less than the price of the shares of common stock acquired in our IPO, and/or the current trading price of our common stock, and may have interests, with respect to their common stock, that are different from other investors and the concentration of voting power held by CO2 Energy Transition, LLC may have an adverse effect on the price of our common stock.

In addition, as a result of their substantial ownership in our company, CO2 Energy Transition, LLC may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If CO2 Energy Transition, LLC purchases any shares of our common stock in the aftermarket or in privately negotiated transactions, this would increase its influence over these actions. Accordingly, CO2 Energy Transition, LLC will exert significant influence over actions requiring a stockholder vote at least until the completion of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus associated with our IPO, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants under the warrant agreement and (b) all other modifications or amendments require the vote or written consent of at least 50% of the then outstanding public warrants, provided that any amendment that solely affects the terms of the private placement units or any provision of the warrant agreement solely with respect to the private placement units also requires at least a majority of the then outstanding private placement units. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a warrant.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike some blank check companies, if

(i)	we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our sponsor or its affiliates, without taking into account any founder shares held by our sponsor or their respective affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”),

(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and

(iii)	the volume weighted average trading price of shares of our common stock during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Once the warrants become exercisable, we may redeem the outstanding warrants (except the private placement units):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;

●	and if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants; and

●	if, and only if, the last reported sale price of shares of our common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant).

If the foregoing conditions are satisfied and we issue a notice of redemption, each warrant holder can exercise his, her or its warrant prior to the scheduled redemption date. However, the price of the shares of common stock may fall below the $18.00 trigger price as well as the $11.50 warrant exercise price after the redemption notice is issued.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for shares of our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include three-year director terms and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. Section 203 of the DGCL affects the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.” We will elect in our certificate of incorporation not to be subject to Section 203 of the DGCL. Nevertheless, our certificate of incorporation contains provisions that have the same effect as Section 203 of the DGCL, except that it provides that affiliates of our sponsor and their transferees will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and will therefore not be subject to such restrictions. These charter provisions may limit the ability of third parties to acquire control of our company.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any action (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As noted above, our amended and restated certificate of incorporation provides that the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction over any action arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

We may not hold an annual stockholder meeting until after the consummation of our initial business combination. Our public stockholders will not have the right to elect or remove directors prior to the consummation of our initial business combination.

We may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by Nasdaq) and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our shares of common stock held by non-affiliates equals or exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares of common stock held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our shares of common stock held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post- business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Risks Related to Ownership of Our Securities

Inflation Reduction Act of 2022 may result in the imposition of an excise tax on the Company

On August 16, 2022, then President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a 1% excise tax on any publicly traded domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and our securities are traded on Nasdaq, we are a “covered corporation” within the meaning of the IR Act. While not free from doubt, absent any further guidance from the U.S. Department of the Treasury (the “Treasury”), who has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax, the Excise Tax may apply to any redemptions of our common stock, including redemptions in connection with an initial business combination, extension vote or otherwise, unless an exemption is available. The Excise Tax would be payable by us and not by the redeeming holders. Generally, issuances of securities by us in connection with our initial business combination transaction (including any PIPE transaction at the time of our initial business combination), as well as any other issuances of securities not in connection with our initial business combination, would be expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued.

Whether and to what extent we would be subject to the Excise Tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension vote or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. Consequently, the Excise Tax may make a transaction with us less appealing to potential business combination targets. Finally, based on recently issued interim guidance from the Internal Revenue Service and Treasury, subject to certain exceptions, the Excise Tax should not apply in the event of our complete liquidation.

We will not use trust funds to pay any excise tax that may be incurred.

Additionally, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2024, the design and operation of our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed. See “Item 1. Business—Organizational History and Business—Manner of Conducting Redemptions.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or public warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject certain limitations; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our IPO (or up to 24 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this Report)or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination within 18 months from the closing of our IPO (or up to 24 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this Report), subject to applicable law. In addition, if we are unable to complete an initial business combination within 18 months from the closing of the IPO (May 22, 2026)(or up to 24 months from the closing of our IPO (November 22, 2026) if we extend the period of time to consummate a business combination, as described in more detail in this Report) for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 18 months from the closing of the IPO (May 22, 2026)(or up to 24 months from the closing of our IPO (November 22, 2026) if we extend the period of time to consummate a business combination, as described in more detail in this Report) before they receive funds from our trust account. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. Holders of public warrants will not have any right to the proceeds held in the trust account with respect to the public warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares and/or public warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We our units, shares, warrants and rights are currently traded on Nasdaq. Although we currently meet the continued listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a $50 million market value of listed securities, 1.1 million publicly available shares, a $15 million market value of publicly held shares and a minimum number of holders of our securities (generally 400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. or instance, our stock price would generally be required to be at least $4.00 per share, the market value of listed securities would be required to be at least $75 million, we would need to have 1.1 million publicly available shares and $20 million of market value of unrestricted publicly held shares, and we would be required to have a minimum of 400 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the- counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, common stock, warrants and rights are listed on Nasdaq, our units, shares of our common stock, warrants and rights qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by special purpose acquisition companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

The normal regulatory protections for blank check companies will not apply to your investment in this company.

Under the U.S. securities laws, our company has characteristics of a “blank check company” because our “business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person,” and Rule 419 as promulgated under the Securities Act governs such offerings and provides an exclusion for which we qualify because Exchange Act Rule 3a51-1(a)(2) excludes from the definition of “penny stock” a security that is registered, or approved for registration upon notice of issuance, on a national securities exchange, or is listed, or approved for listing upon notice of issuance on, an automated quotation system sponsored by a registered national securities association, that has established initial listing standards that meet or exceed the criteria set forth in the Exchange Rule. Therefore, because our securities are listed on the Nasdaq Global Market, the Company can therefore rely on the Exchange Rule to avoid being treated as a penny stock. Thus, the investor protections of Rule 419 will not apply: restriction on the transferability of the securities, completion of an initial business combination within 18 months, and restriction on the use of interest earned on the funds held in trust.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of the shares of our common stock, you will lose your ability to redeem all such shares in excess of 15% of shares of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our IPO, without our prior consent. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per- share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per- share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per public share in connection with any redemption of your public shares. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, up to an aggregate of $100,000 of interest for dissolution expenses which may include the costs associated with obtaining directors and officers “tail” insurance)). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/ creditor and/or insolvency laws as a voidable performance. As a result, a liquidator could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per- share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any liquidation claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation would be reduced.

If we have not completed our initial business combination within the allotted time period, our public stockholders may be forced to wait beyond such allotted time period before redemption from our trust account.

If we have not completed our initial business combination within 18 months from the closing of the IPO (May 22, 2026)(or up to 24 months from the closing of our IPO (November 22, 2026) if we extend the period of time to consummate a business combination, as described in more detail in this Report) or during any Extension Period, we will distribute the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which may include the costs associated with obtaining directors and officers “tail” insurance) and which interest shall be net of taxes payable), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public stockholders from the trust account shall be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of Delaware law. In that case, investors may be forced to wait beyond the allotted time period before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated certificate of incorporation and then only in cases where investors have properly sought to redeem their shares of our common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our amended and restated certificate of incorporation prior thereto.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months of the closing of our IPO (or up to 24 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this Report) may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 120-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our IPO in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months of the closing of our IPO (or up to 24 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this Report) is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We have registered the issuance of the shares of our common stock issuable upon exercise of the public warrants under the Securities Act, however, such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We have registered the issuance of the shares of common stock issuable upon exercise of the private warrants under the Securities Act, however, such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless. Additionally, under the terms of the warrant agreement, we have agreed that, as soon as practicable after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our best efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of our common stock until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If any such registration statement has not been declared effective by the 60th business day following the closing of the business combination, holders of the warrants shall have the right, during the period beginning on the 61st business day after the closing of the business combination and ending upon such registration statement being declared effective by the SEC, and during any other period when we fail to have maintained an effective registration statement covering the shares of common stock issuable upon exercise of the warrants, to exercise such warrants on a “cashless basis”. We shall provide the Warrant Agent with an opinion of counsel stating that (i) the exercise of the warrants on a cashless basis is not required to be registered under the Securities Act and (ii) the shares of common stock issued upon such exercise will be freely tradable under U.S. federal securities laws by anyone who is not an affiliate (as such term is defined in Rule 144 under the Act) of the Company and, accordingly, will not be required to bear a restrictive legend.

The grant of registration rights to our initial stockholders and their respective permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of shares of our common stock.

Additionally, pursuant to a registration rights agreement, the Company shall use its best efforts to file a registration statement within 30 days of our initial business combination, for our initial stockholders and their respective permitted transferees. In addition, our initial stockholders and their respective permitted transferees can demand that we register the resale of their founder shares. In addition, our sponsor and its permitted transferees can demand that we register the resale of the shares of common stock included in the private placement units and the shares of our common stock issuable upon exercise of the warrants included in the private placement units, and holders of units that may be issued upon conversion of working capital loans may demand that we register the resale of the securities included in such units or the shares of our common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of shares of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of shares of our common stock that is expected when the shares of common stock owned by our initial stockholders or their permitted transferees, our private placement units or units issued in connection with working capital loans are registered for resale.

We may issue additional shares of our common stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 40,000,000 shares of our common stock, par value $0.0001 per share. There are currently 22,353,625 authorized but unissued shares of our common stock available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants and rights. There are no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of our common stock in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also enter into forward purchase agreements or other commitments to purchase our securities prior to completion of our initial business combination. We may also issue shares of our common stock to redeem the public warrants. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of common stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares on any initial business combination. The issuance of additional shares of common stock or shares of preferred stock:

●	may significantly dilute the equity interest of investors in our IPO;

●	may subordinate the rights of holders of shares of common stock if shares of preferred stock are issued with rights senior to those afforded our shares of common stock;

●	could cause a change of control if a substantial number of our shares of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, shares of common stock, warrants and/or rights; and

●	may not result in adjustment to the exercise price of our warrants.

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or which approximates the per-share amounts in our trust account at such time, which is generally approximately $10.00. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time. As a result, you will experience further dilution.

The potential PIPE transactions may result in costs particular to the de-SPAC process that would not be anticipated in a traditional initial public offering. The potential PIPE transactions are intended to ensure a return on investment to the investor in return for funds facilitating the sponsor’s completion of the initial business combination or providing sufficient liquidity.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share, subject to adjustment as provided herein. As a result, the warrants are more likely to expire worthless.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the Reference Value equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant and if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants. If the foregoing conditions are satisfied and we issue a notice of redemption, each warrant holder can exercise his, her or its warrant prior to the scheduled redemption date. However, the price of the shares of common stock may fall below the $18.00 trigger price as well as the $11.50 warrant exercise price after the redemption notice is issued.

If we call the warrants for redemption as described above, our management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the shares of common stock for the five trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria have been satisfied, our management will have the option to require any holder that wishes to exercise his or her warrant (including any private warrants included in the private placement units) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

If we do not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants, holders will only be able to exercise such warrants on a “cashless basis.”

If we do not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of common stock that holders will receive upon exercise of the warrants will be fewer than it would have been had such holder exercised his warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the common stock issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless.

An investor will only be able to exercise a warrant if the issuance of shares of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the shares of common stock issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. If the shares of common stock issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

Our warrants and founder shares may have an adverse effect on the market price of shares of our common stock and make it more difficult to effectuate our initial business combination.

In a private placement in connection with our IPO, our sponsor purchased 265,000 private placement units, each containing one share of our common stock, one warrant exercisable to purchase one share of our common stock at a price of $11.50 per share, subject to adjustment, and one-eight of a right. Our initial stockholder, our sponsor, currently holds 2,565,000 shares of our common stock. In addition, if our sponsor, an affiliate of our sponsor or certain of our directors and officers make any working capital loans, up to $1,500,000 of such loans may be converted into units, at the price of $10.00 per unit at the option of the lender. Such units would be identical to the private placement units. To the extent we issue shares of our common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of our common stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of our common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our Management will report to the Board of Directors and provide updates on the Management’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering. In addition to our own cybersecurity risks, any proposed Business Combination target may have been subject to, or may in the future be subject to, cybersecurity incidents.

To date, we have not experienced any cybersecurity attacks. However, any such attack could adversely affect our business. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 1334 Brittmoore Rd, Suite 190, Houston, Texas 77043. In addition, we may have officers that do not work from our designated facilities due to telecommuting. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us.

ITEM 4. MINE SAFETY DISCLOSURES.

This item is not applicable to the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, public shares, public warrants and public rights are each traded on the Nasdaq Global Market under the symbols “NOEMU,” “NOEM”, “NOEMW” and “NOEMR,” respectively. Our units commenced public trading on November 22, 2024, and our public shares, public warrants and public rights commenced separate public trading on January 16, 2025.

Holders

On March 19, 2025, there were two holders of record of our public units, five holders of record of our common stock, one holder of record of our public warrants, and one holder of record our public rights.

The number of holders of record does not include a substantially greater number of “street name’ holders or beneficial holders whose public units, common stock and public warrants and public rights are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended December 31, 2024, and from the period from January 1, 2025 to the filing date of this Report which have not previously been disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of Proceeds from the Initial Public Offering

On November 22, 2024, the Company consummated the Initial Public Offering of 6,900,000 units, which included the full exercise by the underwriters of their over-allotment option in the amount of 900,000 units, at $10.00 per unit, generating gross proceeds of $69,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 265,000 private placement units at a price of $10.00 per private placement unit in a private placement to the sponsor, generating gross proceeds of $2,650,000.

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

We incurred a total of $3,423,710, consisting of $517,500 of cash underwriting discount, $2,070,000 of deferred underwriting fees, $77,280 fair value of Representative Shares, and $758,930 of other offering costs.

There has been no material change in the planned use of proceeds from our Initial Public Offering and the private placement as described in our final prospectus filed with the SEC pursuant to Rule 424(b) related to the Initial Public Offering.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the Company’s historical performance and financial condition should be read together with the financial statements and related notes in “Item 8. Financial Statements and Supplemental Data” of this Report. This discussion contains forward-looking statements based on the views and beliefs of our management, as well as assumptions and estimates made by our management, see “Cautionary Statement Regarding Forward-Looking Information”. These statements by their nature are subject to risks and uncertainties, and are influenced by various factors. As a consequence, actual results may differ materially from those in the forward-looking statements. See “Item 1A. Risk Factors” of this report for the discussion of risk factors.

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Results of Operations. An analysis of our financial results for the years ended December 31, 2024 and 2023.

●	Critical Accounting Estimates. A Summary of critical accounting estimates.

Company Overview

We are a blank check company incorporated in the state of Delaware on September 30, 2021 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash derived from the proceeds of the Initial Public Offering and the sale of the private placement units, our shares, debt or a combination of cash, shares and debt.

Liquidity and Capital Resources

As of December 31, 2024, the Company had $953,069 in cash and working capital of $728,460.

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of common stock, par value $0.0001 per share, by the sponsor and loans from the sponsor.

On November 22, 2024, we consummated the Initial Public Offering of 6,900,000 units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 900,000 units, at $10.00 per unit, generating gross proceeds of $69,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 265,000 private placement units at a price of $10.00 per private placement unit in a private placement to the sponsor, generating gross proceeds of $2,650,000.

Following the Initial Public Offering, a total of $69,000,000 was placed in the trust account. We incurred $3,423,710 of expenses associated with the Initial Public Offering, consisting of $517,500 of cash underwriting discount, $2,070,000 of deferred underwriting fees, $77,280 fair value of the Representative Shares, and $758,930 of other offering costs.

For the year ended December 31, 2024, cash used in operating activities was $305,589. Net income of $2,632 was impacted by interest earned on marketable securities held in the trust account of $310,897 and payment of operation costs through the promissory note of $11,050. Changes in operating assets and liabilities provided $7,407.

For the year ended December 31, 2023, cash used in cash used in operating activities was $114,712. Net loss of $184,365 was impacted by changes in operating assets and liabilities, which provided $69,653.

For the year ended December 31, 2024, cash used in investing activities was $69,000,000, representing the investment of cash in our trust account. We had no cash used in investing activities for the year ended December 31, 2023.

For the year ended December 31, 2024, cash provided by financing activities was $70,256,546, mainly due to proceeds from the IPO and the sale of the private placement units.

For the year ended December 31, 2023, cash provided by financing activities was $116,790, consisting mainly of proceeds from our promissory note with our sponsor.

As of December 31, 2024, we had investments of $69,310,897 held in the trust account. Through December 31, 2024 and 2023, we have not withdrawn any interest earned from the trust account.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2024, we had cash of approximately $953,069. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with an initial business combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit. The units would be identical to the private placement units. As of December 31, 2024 and December 31, 2023, no such Working Capital Loans were outstanding.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the sponsor $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services.

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 900,000 additional units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On November 22, 2024, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise the over-allotment option to purchase an additional 900,000 units at a price of $10.00 per Unit.

The underwriters were entitled to a cash underwriting discount of 0.75% of the gross proceeds of the Initial Public Offering, or $517,500, which was paid upon the closing of the Initial Public Offering, together with 138,000 shares of our common stock. Additionally, the underwriters were entitled to a deferred underwriting discount of 3.00% of the gross proceeds of the Initial Public Offering, or $2,070,000, payable upon the closing of an initial business combination from the amounts held in the trust account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 30, 2021 (inception) through December 31, 2024, were organizational activities, those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had net income of $2,632, which consists of interest income on investments held in the trust account of $310,897, offset by operating costs of $246,139, provision for income taxes of $61,039 and interest expense of $1,087.

For the year ended December 31, 2023, we had a net loss of $184,365, which consists of general and administrative expense.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of December 31, 2024, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

For more information on recently issued accounting standards, see “Note 2— Summary of Significant Accounting Policies”, to the Notes to Financial Statements included herein.

Commitments and Contractual Obligations

Registration Rights

The holders of founder shares, private placement warrants and warrants that may be issued upon conversion of Working Capital Loans, if any (and any shares of common stock issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of Working Capital Loans (define below under “Item 13. Certain Relationships and Related Transactions and Director Independence”) and upon conversion of the founder shares), are entitled to certain registration rights pursuant to a registration rights agreement (discussed in greater detail below under “Item 13. Certain Relationships and Related Transactions and Director Independence”). These holders will be entitled to certain demand and “piggy-back” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to a cash underwriting discount of 0.75% of the gross proceeds of the Initial Public Offering, or $517,500, which was paid upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.00% of the gross proceeds of the Initial Public Offering, or $2,070,000, payable upon the closing of an initial business combination from the amounts held in the trust account, as well as 120,750 representative shares with the fair value of $77,268 issued to the underwriters in connection with closing of the Initial Public Offering.

The deferred fee will become payable to the underwriter from the amounts held in the trust account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly-traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we plan to rely on rules which allow us to, among other things, delay the required (i) provision of an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provision of all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board (PCAOB) regarding mandatory audit rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclosure certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are longer an “emerging growth company,” whichever is earlier.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2024, 6,900,000 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Loss Per Common Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. We have not considered the effect of the warrants sold in the initial public offering and the concurrent private placement to purchase an aggregate of 6,900,000 warrants to in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per common share is the same as basic earnings per common share for the period.

Net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period. We apply the two-class method in calculating loss per share.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CO2 ENERGY TRANSITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

CO2 Energy Transition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CO2 Energy Transition Corp. (the “Company”) as of December 31, 2024 and 2023 and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2024 and 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of CO2 Energy Transition Corp. as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2023.

New York, New York

March 28, 2025

PCAOB ID Number 100

CO2 ENERGY TRANSITION CORP.

BALANCE SHEETS

	December 31, 2024	December 31, 2023

ASSETS
Current assets
Cash	$953,069	$2,112
Prepaid expenses	220,947	—
Total Current Assets	1,174,016	2,112

Deferred offering costs	—	247,560
Investments held in Trust Account	69,310,897	—
TOTAL ASSETS	$70,484,913	$249,672

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$297,787	$146,253
Accrued offering costs	75,000	7,384
Income tax payable	61,039	—
Promissory note – related party	11,730	432,880
Total Current Liabilities	445,556	586,517
Deferred underwriting fee	2,070,000	—
TOTAL LIABILITIES	2,515,556	586,517

Commitment and Contingencies (Note 6)
Common stock subject to possible redemption, 6,900,000 shares at redemption value of $10.03 per share	69,233,258	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value; 40,000,000 shares authorized; 2,685,750 and 2,300,000 shares issued and outstanding at December 31, 2024 and 2023, respectively	269	230
Additional paid-in capital	—	24,770
Accumulated deficit	(1,264,170)	(361,845)
Total Stockholders’ Deficit	(1,263,901)	(336,845)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$70,484,913	$249,672

The accompanying notes are an integral part of the financial statements.

CO2 ENERGY TRANSITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023
General and administrative expenses	$246,139	$184,365
Loss from operations	(246,139)	(184,365)

Other income (expense):
Interest earned on investments held in Trust Account	310,897	—
Interest expense	(1,087)	—
Total other income	309,810	—

Income (loss) before provision for income taxes	63,671	(184,365)
Provision for income taxes	(61,039)	—
Net income (loss)	$2,632	$(184,365)

Basic weighted average shares outstanding, common stock subject to possible redemption	735,246	—
Basic net income per share, common stock subject to possible redemption	$0.00	$ —
Basic weighted average shares outstanding, non-redeemable common stock	2,073,072	2,000,000
Basic net income (loss) per share, non-redeemable common stock	$0.00	$(0.09)

The accompanying notes are an integral part of the financial statements.

CO2 ENERGY TRANSITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2022	2,300,000	$230	$24,770	$(174,935)	$(149,935)

Distributions to Sponsor	—	—	—	(2,545)	(2,545)

Net loss	—	—	—	(184,365)	(184,365)

Balance — December 31, 2023	2,300,000	$230	$24,770	$(361,845)	$(336,845)

Accretion for common stock to redemption amount	—	—	(3,511,194)	(904,957)	(4,416,151)

Sale of 265,000 shares of common stock	265,000	27	2,649,973	—	2,650,000

Fair Value of Public Warrants at issuance	—	—	207,000	—	207,000

Fair value of representative shares deferred until IPO	120,750	12	77,268	—	77,280

Fair value of rights included in Public units	—	—	621,000	—	621,000

Allocated value of transaction costs to common stock	—	—	(68,817)	—	(68,817)

Net income	—	—	—	2,632	2,632

Balance – December 31, 2024	2,685,750	$269	$—	$(1,264,170)	$(1,263,901)

The accompanying notes are an integral part of the financial statements.

CO2 ENERGY TRANSITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$2,632	$(184,365)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of operation costs through promissory note	11,050
Interest earned on Investments held in Trust Account	(310,897)	—
Changes in operating assets and liabilities:
Prepaid expenses	(220,947)	—
Accounts payable and accrued expenses	151,534	69,653
Income tax payable	61,039	—
Net cash used in operating activities	(305,589)	(114,712)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(69,000,000)	—
Net cash used in investing activities	(69,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	68,482,500	—
Proceeds from sale of Private Units	2,650,000	—
Proceeds from promissory note - related party	129,800	175,500
Repayment of promissory note - related party	(562,000)	—
Distributions to Sponsor	—	(2,545)
Payment of offering costs	(443,754)	(56,165)
Net cash provided by financing activities	70,256,546	116,790

Net Change in Cash	950,957	2,078
Cash – Beginning of year	2,112	34
Cash – End of year	$953,069	$2,112

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000	$7,384
Deferred offering costs paid through promissory note - related party	$—	$175,500
Deferred underwriting fee payable	$2,070,000	$—

The accompanying notes are an integral part of the financial statements.

CO2 ENERGY TRANSITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

CO2 Energy Transition Corp. (the “Company”) was incorporated in Delaware on September 30, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. While the Company may pursue an initial business combination target in any industry or geographic location, the Company intends to focus its search for a target business in the production, servicing and transportation of Oil, Gas and LNG. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from September 30, 2021 (inception) through December 31, 2024, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On November 22, 2024, in connection with the closing of the Initial Public Offering, the underwriters were entitled to a cash underwriting discount of 0.75% of the gross proceeds of the Initial Public Offering, or $517,500, which was paid upon the closing of the Initial Public Offering. Additionally, the underwriters were entitled to a deferred underwriting discount of 3.00% of the gross proceeds of the Initial Public Offering, or $2,070,000, payable upon the closing of an initial Business Combination from the amounts held in the Trust Account, as well as 120,750 representative shares with the fair value of $77,268 issued to the underwriters in connection with the closing of the Initial Public Offering.

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

Following the closing of the Initial Public Offering, on November 22, 2024, an amount of $69,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination, and (ii) the distribution of the funds held in the Trust Account, as described below.

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

The Initial Stockholders have agreed (a) to waive their redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination, (b) to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within 18 months (or up to 24 months in certain circumstances) from the closing of the Initial Public Offering, and (c) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

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

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions or further developments could impact the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

Liquidity and Capital Resources

As of December 31, 2024, the Company had $953,069 in cash and working capital of $728,460. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern,” and through the consummation of the Initial Public Offering on November 22, 2024, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. The Company cannot be assured that its plans to consummate an Initial Business Combination will be successful.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2024 and 2023, the Company had $953,069 and $2,112 in cash, respectively, and no cash equivalents.

Investments in Trust Account

At December 31, 2024 and 2023, the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. government securities. The Company accounts for its investments as trading securities under ASC 320 (Investments—Debt and Equity Securities), where securities are presented at fair value on the balance sheets. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the statements of operations.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options”, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between common stock, warrants, and rights, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the warrants and rights and then to the common stock. Offering costs allocated to Public Shares were charged to temporary equity, and offering costs allocated to Public Rights, Public Warrants and Private Units were charged to stockholders’ deficit, as Public and Private Rights and Warrants, after management’s evaluation, were accounted for under equity treatment.

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

As of December 31, 2024 and 2023, the Company had $0 and $4,600, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income. Net operating loss carryovers are indefinite lived for future offsets. In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of deferred tax assets and therefore established a full valuation allowance of $137,671 and $90,211 as of December 31, 2024 and 2023, respectively.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2024 and 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense (benefit). No amounts were accrued for the payment of interest and penalties as of December 31, 2024 and 2023.

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average stock was reduced for the effect of an aggregate of 300,000 shares of common stock that are subject to forfeiture if the option to purchase additional units is not exercised in full by the underwriters. At the closing of the Initial Public Offering on November 22, 2024, the underwriters exercised their over-allotment option in full. As such, the 300,000 Founder Shares are no longer subject to forfeiture. As of December 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common stock is the same as basic income (loss) per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31,
	2024		2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic net income (loss) per common stock
Numerator:
Allocation of net income (loss)	$689	$1,943	$—	$(184,365)
Denominator:
Basic weighted average common stock outstanding	735,246	2,073,072	—	2,000,000
Basic net income (loss) per common stock	$0.00	$0.00	$—	$(0.09)

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period. There were no derivative financial instruments as of December 31, 2024 and 2023.

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

Common Stock Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants and Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at December 31, 2024 and 2023, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively. At December 31, 2024 and 2023, the common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Warrants	(207,000)
Proceeds allocated to Public Rights	(621,000)
Common stock issuance costs	(3,354,893)
Plus:
Remeasurement of carrying value to redemption value	4,416,151
Common stock subject to possible redemption, December 31, 2024	$69,233,258

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

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

Promissory Note — Related Party

On January 8, 2022, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $400,000. On February 15, 2023, the Company amended the Promissory Note’s principal amount from $400,000 to $450,000. On April 20, 2024, the Company further amended the Promissory Note’s principal amount from $450,000 to $800,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2025 or (ii) the consummation of the Initial Public Offering. As of December 31, 2024 and 2023, there was $11,730 and $432,880, respectively, outstanding under the Promissory Note. On November 22, 2024, upon the closing of the Initial Public Officer, the Company repaid the note and borrowings with the exception of $11,730 which remains outstanding under the note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2024 and 2023, no such Working Capital Loans were outstanding.

Administrative Services Agreement

The Company entered into an agreement, commencing on November 12, 2024 through the earlier of consummation of the initial Business Combination and the Company’s liquidation, to pay the Sponsor $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. As of December 31, 2024, the Company had incurred $3,667 of administrative services fees which was included in accrued expenses line in the accompanying balance sheet.

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

The underwriters were entitled to a cash underwriting discount of 0.75% of the gross proceeds of the Initial Public Offering, or $517,500, which was paid upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.00% of the gross proceeds of the Initial Public Offering, or $2,070,000, payable upon the closing of an initial Business Combination from the amounts held in the Trust Account, as well as 120,750 representative shares with the fair value of $77,268 issued to the underwriters in connection with the closing of the Initial Public Offering.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and 2023, there were no shares of preferred stock issued and outstanding.

Common Stock — The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of December 31, 2024 and 2023, 2,685,750 and 2,300,000 shares of common stock are issued and outstanding respectively, excluding 6,900,000 shares of common stock subject to possible redemption.

Rights — Each holder of a right will receive one-eight (1/8) of one share of common stock upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis and each holder of a right will be required to affirmatively convert its rights in order to receive 1/8 share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). As of December 31, 2024 and 2023, there were 6,900,000 and no rights outstanding, respectively.

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

Warrants — As of December 31, 2024 and 2023, the Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;

●	if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30-trading day period commencing after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the common stock underlying such warrants.

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

NOTE 9. INCOME TAXES

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforward	$-	$966
Startup Costs	137,879	89,245
Total deferred tax assets	137,879	90,211
Valuation allowance	(137,879)	(90,211)
Deferred tax assets, net of allowance	$-	$-

The income tax provision for the years ended December 31, 2024 and 2023 consists of the following:

	December 31,	December 31,
	2024	2023
Federal
Current	$61,039	$—
Deferred	(47,668)	(38,717)
State
Current	$—	$—
Deferred	—	—)
Change in valuation allowance	47,668	38,717
Income tax provision	$61,039	$—

As of December 31, 2024 and 2023, the Company had a total of $0 and $966, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2024 and 2023, the change in the valuation allowance was $45,489 and $47,825 respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrants	0.0%	0.0%
Change in valuation allowance	74.9%	(21.0)%
Income tax provision	95.9%	0.0%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to changes in fair value in warrants, transaction costs associated with warrants and the recording of full valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 10. FAIR VALUE MEASUREMENTS

ASC 820, “Fair Value Measurement,” defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value measurements are classified on a three-tier hierarchy as follows:

●	Level 1 — defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The fair value of the Representative Shares was determined using the Monte Carlo Simulation Model. The Representative Shares have been allocated between temporary equity and stockholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Representative Shares:

November 22, 2024
Implied common stock price	$9.88
Lockup Term (years)	0.5
Probability of De-SPAC and Market Adjustment	7.5%
Discount for Lack of Marketability	$(0.10)

The fair value of Public Rights was determined using the Monte Carlo Simulation Model. The Public Rights have been classified within stockholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Rights:

November 22, 2024
Traded price of Unit	$9.98
Expected Term to De-SPAC (Years)	1.5
Probability of De-SPAC and Market Adjustment	7.5%
Risk-free rate	$4.45%
Implied common stock price	$9.88
Fair value per share right	$0.09

The fair value of the Public Warrants was determined using the Monte Carlo Simulation Model. The Public Warrants have been classified within stockholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

November 22, 2024
Expected Term to De-SPAC (Years)	1.5
Warrant Term	6.5
Implied common stock price	$9.88
Exercise price	11.50
Risk-free rate	4.35%
Probability of De-SPAC and Market Adjustment	2.5%
Fair value per share warrant	$0.03

NOTE 11. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the year ended December 31, 2024	For the year ended December 31, 2023
General and administrative expenses	$246,139	184,365
Interest earned on the Trust Account	$310,897	—

The key measures of segment profit or loss reviewed by our CODM are interest earned on the Trust Account and general and administrative expenses. The CODM reviews interest earned on the Trust Account to measure and monitor stockholders value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 14, 2025, the Company, announced that, commencing on January 16, 2025, the holders of the Units issued in the Company’s Initial Public Offering may elect to separately trade the Public Shares, the Public Warrants and Public Rights included in the Units. No fractional Public Rights will be issued upon separation of the Units and only whole Public Rights will trade. The Public Shares, Public Warrants and Public Rights that are separated will trade on the Nasdaq Global Market (“Nasdaq”) under the symbols “NOEM”, “NOEMW” and “NOEMR,” respectively. Those Units not separated will continue to trade on the Nasdaq under the symbol “NOEMU.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal accounting/financial officer), Mr. Brady Rodgers and Mr. Harold R. DeMoss III, respectively, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2024, the design and operation of our disclosure controls and procedures were effective.

Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the three months ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans. During the quarter ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Officers

Our directors and officers are as follows:

Name	Age	Title	Director Since
Brady Rodgers	46	President and Chief Executive Officer; Director	November 2024
Harold R. DeMoss III	68	Chief Financial Officer
Mike Lessard	36	Vice President of Business Development
Mark Mathews	64	General Counsel
William H. Flores	71	Independent Director	November 2024
Marcella Burke	42	Independent Director	November 2024
Charles E. Fox	64	Chairman of the Board	November 2024
James Wang	41	Independent Director	November 2024

Brady Rodgers
President & CEO

Brady Rodgers has served as our President & Chief Executive Officer and a member of our Board of Directors since November 2024. Mr. Rodgers has served as President of Antelope Energy Partners, LLC since May 2023. Mr. Rodgers was the President and CEO of Native State CCS, a CCS development company targeting on-site geological storage for ethanol plants from 2020 through December 2023. Additionally, he has served as CEO of Focus Oil from 2016 to date with his primary focus on strategic, mergers & acquisitions and technical advisory for middle market oil & gas acquisitions. He was a Vice President of GulfSlope Energy from 2013-2016 in corporate development & engineering. He was formerly Group Head — Energy Acquisitions & Divestitures for J.P. Morgan from 2010-2013. He was with Venoco E & P in Denver in engineering & as an operations manager from 2008-2010. His international experience includes a stint with Endeavour International Corporation in London, UK & Houston in development & engineering lead North Sea 2005-2008 and Devon Energy Sr. Production & Reservoir Engineer from 2002-2005. Mr. Rodgers has a Masters in Global Energy Management from university of Colorado and a BS in Petroleum Engineering from University of Kansas. He has served on the Board of Directors, Unconventional Resources Technical Advisory Committee (URTAC), 2009-2010 by direct appointment of President Barack Obama. URTAC is a US Department of Energy administered board that makes annual recommendations on federal research of E & P foundational sciences in conjunction with federal, state and environmental, and industry representatives. He has been a former or current member of SPE, IPAA, ADAM, YPE, DAC and Houston Producers Forum. He is a former Board of Trustees of the Houston Hobby Center for the Performing Arts and an active volunteer with Junior achievement, Habit for Humanity and PTSD veteran support group.

We believe Mr. Rodgers is qualified to serve on our Board of Directors due to his extensive energy management experience.

Harold R. DeMoss III, CPA
CFO

Harold R. “Chip” DeMoss III serves as our Chief Financial Officer. Mr. DeMoss is also currently co-founder and Chief Financial Officer of Tanglewood Energy Partners, LLC, a privately-held energy investment management company, a position he has held since 2019. Since 1993, he has also served as chairman of DeMoss Interests, Ltd, a family office holding group composed of oil and gas, farming, and real estate interests. He was formerly the General Manager of George & Cynthia Mitchell Historic Galveston Properties. He started his career with the audit group of Coopers & Lybrand where he focused on energy and real estate clients in the Houston office. He holds FINRA investment banking and other securities registrations, in addition to Certified Public Accountant registrations in Texas and Florida. He is a member of the American Institute of Certified Public Accountants and holds the AICPA’s Chartered Global Management Accountant (CGMA) designation. He obtained his BBA degree from Texas A&M University and his MS degree from Massachusetts Institute of Technology (MIT).

Mike Lessard
Vice President of Business Development

Mr. Lessard serves as our Vice President of Business Development. Mr. Lessard has served as a principal with Native States CCS, a CCS development company targeting on-site geological storage for ethanol plants since February 2022. Prior to joining Native States, he served as a Development Manager for Advance Energy Partners, LLC, a position he held from October 2018 through January 2022. Mr. Lessard obtained his BS degree in Petroleum Engineering from Colorado School of the Mines.

Mark Mathews
General Counsel

Mr. Mathews serves as the General Counsel. Mr. Mathews has been providing legal services for the energy industry for more than thirty (30) years. He has an extensive oil and gas legal and business management career in the upstream, midstream and energy services industry. During his career, Mr. Mathews has represented both publicly-traded and privately held clients and has advised numerous private equity backed entities, as well as independent oil and gas firms including equity and debt offerings and merger and acquisition transactions, complex corporate oil and gas litigation in state and federal courts, asset acquisitions, divestitures and reorganizations. Since October 2020, Mr. Matthews has served as the President for Tanglewood Energy Partners, LLC. Prior to that, from June 2018 to September 2020, he served as General Counsel for Churchill Oil & Gas, LLC and from August 2015 through September 2017, he served as Senior Vice President and General Counsel of Copestone Energy. He served as Managing Attorney — Oil & Gas for Denbury Resources, Inc. which included CO2 related asset acquisitions, pipeline issues and divestitures. Mr. Mathews has been a Partner/Shareholder in major U.S. law firms, practice specializing in the energy industry. Mr. Mathews holds a BBA in Petroleum Land Management from the University of Oklahoma and a Doctor of Jurisprudence from South Texas College of Law.

William H. Flores, CPA
Independent Director (Energy/Government)

William H. “Bill” Flores has 30 years of energy industry experience, including over 20 years of “C-level” and board governance leadership with public and private energy companies. Following his energy industry career, he served in the United States House of Representatives from 2011 to 2021 as Congressman for the 17th Congressional District of Texas from 2011 to 2021. He currently serves as Chair of Serolf Technologies LLC (wholly owned by Mr. Flores); Chair of the Board of the Electric Reliability Council of Texas (ERCOT); Chair of the Board and Audit Committee Chair of Nauticus Robotics Inc. (NASDAQ); Director and Audit Committee Chair of New Era Helium (NASDAQ); member of the Strategic Advisory Committee of Veriten LLC; and member of the boards of several non-profit organizations. Bill is a Texas licensed CPA with a BBA in Accounting from Texas A&M University (College Station) and an MBA from Houston Christian University.

We believe Mr. Flores is qualified to serve on our board due to his extensive government and energy experience.

Marcella Burke
Independent Director (Legal and Regulatory)

Marcella Burke serves as a Director of the Company. Ms. Burke is an expert in environmental law and regulation. She has been the owner and managing partner at The Burke Law Group since February 2023. Previously, she was a partner at Eversheds Sutherland US LLP from July 2022 through January 2024. Prior to that, from September 2019 through July 2022, she was a partner at King & Spalding LLP, where she led the Houston office’s Environmental Health and Safety practice. Ms. Burke previously served Deputy General Counsel at the Environmental Protection Agency, where she managed the litigation docket and regulatory portfolio of the Office of Chemical Safety and Pollution Prevention. She also previously served at the Department of Interior as Deputy Solicitor for Energy and Natural Resources, and Senior Counselor to the Assistant Secretary for Land and Minerals Management, where she managed the litigation docket and regulatory portfolio of all energy and natural resource permitting and project development on federal oil and gas, renewables, and carbon capture program.

She has been named by the Petroleum Economist as a global Top 100 Women of the Energy Transition, received the National Law Journal Energy/Environmental Law Trailblazer Award, named Lawdragon 500 Leading Environmental & Energy Lawyers, and ranked among the Legal 500 United States top environmental practices. She is on the Executive Committee of the Environment & Natural Resources Division of the State Bar of Texas, the Institute for Energy Law Advisory Counsel, and is the Chair of the Environment & Natural Resources Program Committee of the Foundation for Natural Resources and Energy Law. She was appointed by Governor Greg Abbott to serve as a Director on the School Land Board, which approves land sales, trades and exchanges, and the purchase of land for the State of Texas General Land Office. Ms. Burke received a Bachelor of Arts degree from Texas A&M University and her J.D. from the University of Houston Law Center.

We believe Ms. Burke is qualified to serve on our board due to her extensive legal experience with energy, natural resources and related industries.

Charles E. Fox
Chairman (Industry)

Charles E. “Chuck” Fox serves as our Chairman. He is chief executive officer and co-founder of Windy Cove Energy II, an oil and gas producer, and Pure Earth Plasma Holdings, an entity which is expected to own more than 20% of SynergenMet upon its listing on the Australian Stock Exchange. Mr. Fox is expected to serve as director upon Synergen’s listing. Synergen’s primary businesses will be the carbon free production of hydrogen and carbon black, the destruction of PFAS and the manufacture of plasma torches. Prior to Pure Earth and Windy Cove Energy II, he co-founded and led Windy Cove Energy as its chief executive officer from 2014 – 2016. Previously, he was vice president of operations and engineering for Kinder Morgan CO2 Company (2000 — 2013). Mr. Fox is a co-author of the SPE monograph, Practical Aspects of CO2 Flooding and was an SPE distinguished lecturer on carbon capture utilization and storage. He has taught numerous classes about CO2 flooding and carbon storage. He holds a M.S. degree in petroleum engineering from Stanford University and a B.S. degree in mechanical engineering from Rice University. He is a registered professional engineer in Texas and New Mexico.

We believe Mr. Fox is qualified to serve on our board due to his extensive experience in the energy industry.

James Wang
Independent Director

James Wang serves as a Director. Mr. Wang has been a veteran investor and financier in the energy and decarbonization sectors for over two decades. He is currently a Partner and Chief Financial Officer of VP Ventures and OneLNG, an integrated micro-LNG developer in Texas, a position he has held since September 2023. From July 2018 to June 2023, he was a Managing Director at ARA Partners, one of the largest energy transition capital providers in the United States where he played an important role in sourcing, execution, portfolio management and investment realization for the firm including its investments in Centric Infrastructure Group, Priority Power, Path Environmental Technology, Anesco and Fluitron. Prior to joining ARA, from August 2008 through July 2018, he worked at First Reserve, a global private equity investment firm. He began his career in the Global Natural Resources Group, Investment Banking Division, at Lehman Brothers, a position he held from July 2006 through June 2008.

Mr. Wang has both a B.B.A. and an M.P.A. from the University of Texas.

We believe that Mr. Wang is qualified to serve on our board due to his extensive capital raising and mergers and acquisitions experience.

Advisory Council Members

Fred Zeidman
Advisory Council Member

Fred Zeidman is Chairman of WoodRock & Co., an investment banking service business, and served as Chairman and CEO of Good Works Acquisition Corp., until its sale to Cipher Mining, and Chairman of Good Works Acquisition Corp. II, both publicly-held SPACs, as well as Chairman of Gordian Group LLC, a U.S. investment bank specializing in board level advice in complex, distressed or “story” financial matters. Mr. Zeidman is Co-Chair and Director of Council for a Secure America (CSA), an organization dedicated to promoting United States energy independence and its impact on United States foreign policy. Mr. Zeidman, Chairman Emeritus of the United States Holocaust Memorial Council was appointed by President George W. Bush in March 2002 and served in that position from 2002-2010. A prominent Houston based business and civic leader; Mr. Zeidman also is Chairman Emeritus of the University of Texas Health Science System Houston. He is formerly National Chairman of the Development Corp of Israel Campaign (Israel Bonds) and served on the Board of the National World War II Museum. Over the course of his distinguished 50-year career, Mr. Zeidman has been involved in numerous high-profile workouts, restructurings and reorganizations. He was the former CEO, President and Chairman of Seitel, Inc., a Houston-based onshore seismic data provider where he was instrumental in the successful turnaround of the Company. He served as lead Director of Straight Path Communications, Inc. until its sale to Verizon in 2018, Director of REMA a division of NRG Corp. and he further serves on the board of Prosperity Bank and was formerly Restructuring Officer of TransMeridian Exploration Inc. and Chief Bankruptcy Trustee of AremisSoft Corp. He held the post of Chairman of the Board and CEO of Unibar Corporation, the largest domestic independent drilling fluids company, until its sale to Anchor Drilling Fluids in 1992. Mr. Zeidman holds a Bachelor’s degree from Washington University in St. Louis and a Master’s degree in Business Administration from New York University.

Leisha John
Advisory Council Member

Leisha John will serve as an ESG Advisor to the Board. Ms. John is a CPA with 38 years of experience at EY (Ernst & Young LLP). She served as the first Americas Director of Environmental Sustainability from 2008 through her retirement in 2021. In her role, she advised the EY Americas Executive Board on Environmental, Social and Governance (ESG) matters. Prior to her ESG appointment, Ms. John was the CEO of EY’s Global Delivery Services (shared services) center in Bangalore, India where she led the global operations from 2004-2008. Her expertise in operations, workforce development, transformation and multi-stakeholder engagement contributed to billions of dollars of growth at EY. Prior to her CEO role, she served as the Director of Strategy and Innovation for EY’s US Tax practice following many years serving EY’s audit and tax clients in various industries. Currently, she is the Chairman of Earthwatch Institute, a global organization that engages citizens in science to promote conservation. Ms. John is a CPA, a LEED AP, a Competent Board ESG Certificate holder, and serves on the Sustainable Business Advisory Council for the University of Miami.

Number, Terms of Office and Appointment of Directors and Officers

Our board of directors consists of five members. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of our directors will expire at our first annual meeting of stockholders, subject to re-nomination and reappointment to the board by our stockholders. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our shares of common stock (or, prior to our initial business combination, holders of our founder shares).

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated certificate of incorporation as it deems appropriate. Our amended and restated certificate of incorporation provides that our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have four “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our board of directors has determined that each of Messrs. Flores, Fox and Wang and Ms. Burke is an independent director under applicable SEC and Nasdaq listing standards.

Our independent directors have regularly scheduled meetings at which only independent directors are present.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between our sole officer and any other person, including our sole director, pursuant to which the officer was selected to serve as an officer.

Other Directorships

No director of the Company is also a director of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

Involvement in Certain Legal Proceedings

Our officers and directors were not involved in any of the following during the past ten years: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a corporate governance and nominating committee. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Messrs. Flores and Fox and Ms. Burke. Mr. Flores serves as chair of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Flores qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are Messrs. Fox and Wang and Ms. Burke. Ms. Burke serves as chair of the compensation committee. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Corporate Governance and Nominating Committee

We have established a corporate governance and nominating committee of the board of directors. The members of our corporate governance and nominating committee are Messrs. Fox and Flores and Ms. Burke. In accordance with Rule 5605 of the Nasdaq listing rules, all such directors are independent. Mr. Fox serves as chair of the corporate governance and nominating committee. The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have adopted a corporate governance and nominating committee charter, which details the purpose and responsibility of the corporate governance and nominating committee, including ensuring that the Board is properly constituted to meet its fiduciary obligations to stockholders and the Company and that the Company has and follows appropriate corporate governance practices and standards.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a code of ethics (our “Code of Ethics”) applicable to our directors, officers and employees. We have incorporated by reference a copy of our form of our Code of Ethics as an exhibit to this Report. You will be able to review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Our management team is responsible for the management of our affairs. As described above and below, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. In addition to the above, directors also owe a duty of care, which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the stockholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated certificate of incorporation or alternatively by stockholder approval at stockholder meetings.

All of our officers have fiduciary and contractual duties to our sponsor and to certain companies in which it has invested or to certain other entities. While the risk is partially mitigated as a result of our sponsor seeking targets of different enterprise sizes than us, if these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. None of the members of our management team who are also employed by our sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware, subject to his or her fiduciary duties under applicable law. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their capacities as directors, officers or employees of our sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under applicable law and any other applicable fiduciary duties.

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under applicable law. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See “Item 1A. Risk Factors — Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially adversely affect our ability to identify and pursue business combination opportunities or complete our initial business combination. You should not rely on the historical record of our founders’ and management’s performance as indicative of our future performance. See “Item 1A. Risk Factors — Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in the company.”

Potential investors should also be aware of the following potential conflicts of interest:

●	None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “— Directors and Officers.”

●	Our initial stockholders, directors and officers have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within 18 months after the closing of our IPO (or up to 24 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this Report) or during any Extension Period. However, if our initial stockholders or any of our directors, officers or affiliates acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement units held in the trust account will be used to fund the redemption of our public shares, and the private placement units will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of: (1) one year after the completion of our initial business combination; and (2) subsequent to our initial business combination (x) if the last reported sale price of shares of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement units and the shares of common stock underlying such private placement units, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and directors and officers may directly or indirectly own shares of common stock, warrants and rights following the date of this Report, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

●	Our directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors and officers currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
William H. Flores	Electric Reliability Council of Texas	Electric Coop	Chairman
	Veriten Holdings, LLC	VC Fund	Advisory Director
Charles E. Fox	Windy Cove Energy II, LLC	Energy	CEO and Director
	Pure Earth Plasma Holdings, LLC	Technology	Director
Brady Rodgers	Antelope Energy Partners, LLC	Energy	President
Mark Mathews	Antelope Energy Partners, LLC	Energy	Executive Vice President and General Counsel

Accordingly, if any of the above directors or officers become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under applicable law. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially adversely affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, directors or officers. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire that such an initial business combination is fair to our company from a financial point of view.

In addition, our sponsor or any of its affiliates may make additional investments in the company in connection with the initial business combination, although our sponsor and its affiliates have no obligation or current intention to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete an initial business combination.

In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders, directors and officers have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any founder shares (and their respective permitted transferees will agree) and public shares held by them in favor of our initial business combination.

Limitation on Liability and Indemnification of Directors and Officers

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors and officers will not be personally liable for monetary damages to us or stockholders for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by DGCL.

We will enter into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have obtained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Notwithstanding the above, insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Stockholder Communications with the Board

A stockholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Secretary, 1334 Brittmoore Rd, Suite 190, Houston Texas 77043, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed.

Policy on Equity Ownership

The Company does not have a policy on equity ownership at this time.

Insider Trading/Policy Against Hedging

The Company adopted an insider trading policy in March 2025 which governs the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company also plans to follow procedures for the repurchase of any shares of its securities. The Company believes that its insider trading policy and planned repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Policy on Timing of Equity Grants

The Board has not established policies and practices (whether written or otherwise) regarding the timing of option grants or other awards in relation to the release of material nonpublic information (“MNPI”) and does not plan to take MNPI into account when determining the timing and terms of stock option or other equity awards to executive officers. The Company does not time the disclosure of MNPI, whether positive or negative, for the purpose of affecting the value of executive compensation.

Compensation Recovery and Clawback Policies

The Company Board of Directors adopted a clawback policy on November 20, 2024 (the “Clawback Policy”), with an effective date of November 20, 2024, in order to comply with the final clawback rules adopted by the SEC under Section 10D and Rule 10D-1 of the Exchange Act (“Rule 10D-1”), and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from current and former executive officers as defined in Rule 10D-1 (“Covered Officers”) of the Company in the event that the Company is required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, the Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which the Company is required to prepare an accounting restatement.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file reports of their ownership of, and transactions in, our common stock with the SEC and to furnish us with copies of the reports they file. Based solely upon our review of the Section 16(a) filings that have been furnished to us, we believe that all required Section 16(a) were timely filed during fiscal 2024, except that Mark Mathews, our General Counsel, failed to timely file his Form 3 initial statement of beneficial ownership of securities.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us. Commencing on the date of the IPO, we agreed to pay CO2 Energy Transition, LLC, a Delaware limited liability company, our sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Employment Agreements; Outstanding Equity Awards; Key Man Insurance

Employment Agreements

The Company does not have any employment agreements in place with any of its executive officers.

Outstanding Equity Awards at Fiscal Year-End

The Company: (i) did not grant any stock options to its executive officers or directors during the year ended December 31, 2024; (ii) did not have any outstanding unvested equity awards as of December 31, 2024; and (iii) had no options exercised by its Named Executive Officers in the fiscal year ended December 31, 2024.

Key Man Insurance

The Company does not hold “Key Man” life insurance on any of its officers or directors.

Compensation Of Directors

Directors who are not employees of the Company do not receive any fees for meetings that they attend, but they are entitled to reimbursement for reasonable expenses incurred while attending such meetings. In 2024, no compensation was paid to the Company’s directors for their services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of March 19, 2025 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 9,585,750 shares outstanding as of March 19, 2025, (ii) each of our directors, (iii) each named executive officer, and (iv) all directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of March 19, 2025, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 1334 Brittmoore Rd, Suite 190, Houston, Texas 77043.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned After Offering	Approximate Percentage of Issued and Outstanding Shares of Common Stock After Offering
Brady Rodgers(1)	—	—
Harold R. DeMoss III(1)	—	—
Mike Lessard(1)	—	—
Mark Mathews(1)	—	—
Charles E. Fox(1)	—	—
William H. Flores(1)	—	—
Marcella Burke(1)	—	—
James Wang(1)	—	—
All Directors and Executive Officers as a Group (8 persons)	—	—

Greater than 5% Stockholders
CO2 Energy Transition, LLC(1)	2,325,000	26.8%
Kerry Propper and Antonio Ruiz-Gimenez(2)	590,000	6.2%
AQR Capital Management Holdings, LLC(3)	590,000	6.2%
Aristeia Capital, L.L.C.(4)	590,000	6.2%
MMCAP International Inc. SPC(5)	590,000	6.2%
Ramya Rao(6)	497,499	5.2%

*	less than 1%

(1)	Each of our officers, directors is, directly or indirectly, a member of our sponsor or have direct or indirect economic interests in our sponsor, and each of them disclaims any beneficial ownership of any shares held by our sponsor except to the extent of his or her ultimate pecuniary interest. The shares held by our sponsor are beneficially owned by Andrew J. Martin, Charles E. Fox, and David Gow, its Managers. Address: 1334 Brittmoore Rd, Suite 190, Houston, Texas 77043.

(2)	Address: 1 Pennsylvania Plaza, 48th Floor New York, New York 10119. The shares are held by (1) one or more private funds managed by ATW SPAC Management LLC (“ATW SPAC”), which has been delegated exclusive authority to vote and/or direct the disposition of certain shares and (2) a private fund, SZOP Multistrat LP, managed by SZOP Multistrat Management LLC (“SZOP”). SZOP and ATW SPAC are registered investment advisers whose managing members are Kerry Propper and Antonio Ruiz-Gimenez . All information comes from the Schedule 13G which the stockholder filed with the Securities and Exchange Commission on February 14, 2025.

(3)	Address: One Greenwich Plaza, Suite 130, Greenwich, Connecticut, 06830. The shares are beneficially owned by AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC. All information comes from the Schedule 13G which the stockholder filed with the Securities and Exchange Commission on February 14, 2025.

(4)	Address: One Greenwich Plaza, Suite 300 Greenwich, CT 06830. All information comes from the Schedule 13G which the stockholder filed with the Securities and Exchange Commission on February 14, 2025.

(5)	Address: c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands (MMCAP) and 161 Bay Street, TD Canada Trust Tower, Suite 2240, Toronto, ON, M5J 2S1, Canada (MM Asset). MMCAP International Inc. SPC (“MMCAP”) and MM Asset Management Inc. (“MM Asset”) share voting and dispositive control over the shares. All information comes from the Schedule 13G/A which the stockholder filed with the Securities and Exchange Commission on February 10, 2025.

(6)	Address: 1 Churchill Place, London - E14 5HP. All information comes from the Schedule 13G/A which the stockholder filed with the Securities and Exchange Commission on February 7, 2025.

Our initial stockholder, our sponsor, beneficially owns 26.8% of the issued and outstanding shares of common stock. Because of its ownership block, our initial stockholder may be able to effectively influence the outcome of all other matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

Our sponsor and our directors and officers are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relations and Related Transactions and Director Independence” for additional information regarding our relationships with our promoters.

Transfers of Founder Shares and Private Placement Units

The founder shares, private placement units and any shares of our common stock issued upon conversion or exercise of the private warrants and rights included in the private placement units are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement with us to be entered into by our initial stockholders, directors and officers Those lock-up provisions provide that such securities are not transferable or salable (1) in the case of the founder shares, until the earlier of: (A) one year after the completion of our initial business combination; and (B) subsequent to our initial business combination (x) if the last reported sale price of shares of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (2) in the case of the private placement units and the respective shares of our common stock underlying such units, until 30 days after the completion of our initial business combination, except in each case (a) to our directors or officers, any affiliates or family members of any of our directors or officers, any members of our sponsor, or any affiliates of our sponsor, (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to our completion of our initial business combination; (g) in the case of an entity, by virtue of the laws of its jurisdiction or its organizational documents or operating agreement; or (h) in the event of our completion of a liquidation, merger, capital stock exchange, reorganization or other similar transaction which results in all of our stockholders having the right to exchange their shares of our common stock for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (e) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions.

Registration Rights

The holders of the founder shares, private placement units and any units that may be issued on conversion of working capital loans up to $1,500,000 (and any shares of our common stock issuable upon the exercise of the warrants included in the private placement units or units issued upon conversion of the working capital loans) are, and will be, entitled to registration rights pursuant to a registration rights agreement requiring us to register such securities for resale. In addition, our initial stockholders and their permitted transferees will be entitled to make up to three demands, excluding short form registration demands, that we register such securities. Notwithstanding the foregoing, the Company shall use its best efforts to file a registration statement within 30 days of our business combination to register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period as described under “— Transfers of Founder Shares and Private Placement Units.” We will bear the expenses incurred in connection with the filing of any such registration statements.

Change of Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Securities Authorized for Issuance under Equity Compensation Table

As of December 31, 2024, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as discussed below, or otherwise disclosed above under “Executive Compensation”, there have been no transactions since January 1, 2023, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end, for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above:

On January 8, 2022, the sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $400,000. On February 15, 2023, the Company amended the Promissory Note’s principal amount from $400,000 to $450,000. On April 20, 2024, the Company further amended the Promissory Note’s principal amount from $450,000 to $800,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2025 or (ii) the consummation of the Initial Public Offering. As of December 31, 2023, there was $432,880, outstanding under the Promissory Note. On November 22, 2024, upon the closing of the Initial Public Officer, the Company repaid the note and borrowings with the exception of $11,730 which remains outstanding under the note as of December 31, 2024.

On January 13, 2022, our sponsor purchased 3,593,750 founder shares for an aggregate purchase price of $25,000. In connection with a reduction in the size of the offering, the subscription agreement was amended and restated on October 10, 2022, on December 28, 2022, and on December 1, 2023 to provide that the founder shares would amount to 2,300,000. Up to 300,000 founder shares were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option is exercised; however, because the full over-allotment was exercised in connection with our IPO, no founder shares were forfeited.

Simultaneously with the closing of the Initial Public Offering on November 22, 2024, the sponsor purchased an aggregate of 265,000 private placement units at a price of $10.00 per private placement unit, for an aggregate purchase price of $2,650,000 in a private placement. Each private placement unit consists of one private share, one private right and one redeemable private warrant. Each private right entitles the holder thereof to receive one-eighth (1/8) of one share of common stock upon the consummation of our initial business combination. Each whole private warrant is exercisable for one share of common stock at a price of $11.50 per share, subject to adjustment. The proceeds from the sale of the private placement units were added to the net proceeds from the Initial Public Offering held in the trust account. If the Company does not complete an initial business combination within 18 months (or up to 24 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this Report) from the closing of our IPO or during any extended time that we have to consummate a business combination beyond 18 months (or up to 24 months if the period of time in which we have to complete an initial business combination is extended in accordance with the procedures set forth in this Report) or as a result of a stockholder vote to amend our certificate of incorporation (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame), the proceeds from the sale of the private placement units held in the trust account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private placement units and all underlying securities will expire worthless.

The private placement units (including the shares of our common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

Our initial stockholders holding founder shares, directors and officers have entered into a letter agreement with us dated November 20, 2024, pursuant to which they have agreed to waive: (1) their redemption rights with respect to any founder shares and public shares held by them, as applicable, in connection with the completion of our initial business combination; (2) their redemption rights with respect to any founder shares and public shares held by them in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the IPO (May 22, 2026)(or up to 24 months from the closing of our IPO (November 22, 2026) if we extend the period of time to consummate a business combination, as described in more detail in this Report) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination within 18 months (or up to 24 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this Report) from the closing of our IPO or during any extended time that we have to consummate a business combination beyond 18 months (or up to 24 months if the period of time in which we have to complete an initial business combination is extended in accordance with the procedures set forth in this Report) or as a result of a stockholder vote to amend our certificate of incorporation (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Notwithstanding that such shares are already registered, the Company agreed to use its best efforts to file a registration statement within 30 days of the business combination to register certain securities for sale under the Securities Act. These holders, and holders of units issued upon conversion of working capital loans, if any, are entitled under the registration rights agreement to make up to three demands that we register certain of our securities held by them for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by us. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions, as described herein. We will bear the costs and expenses of filing any such registration statements. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Principal Stockholders— Registration Rights.”

As more fully discussed in “Item 10. Directors, Executive Officers, and Corporate Governance—Conflicts of Interest,” if any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our directors and officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

The Company entered into an administration agreement with the sponsor, commencing on November 12, 2024, through the earlier of consummation of the initial business combination and the Company’s liquidation, to pay the sponsor $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. As of December 31, 2024, the Company had incurred $3,667 of administrative services fees which was included in accrued expenses line in the accompanying balance sheet.

Our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out- of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, directors, officers or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In order to finance transaction costs in connection with an initial business combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit. The units would be identical to the private placement units. As of December 31, 2024 and December 31, 2023, no such Working Capital Loans were outstanding.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post- combination business to determine executive officer and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private placement units and units issued upon conversion of working capital loans (if any), which is described under the heading “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Principal Stockholders— Registration Rights.”

Related Party Policy

Our Code of Ethics, requires us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board of directors) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee charter provides that the audit committee will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, directors or officers, or our or any of their respective affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, directors or officers unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire that our initial business combination is fair to our company from a financial point of view. Furthermore, there will be no finder’s fees, reimbursements or cash payments made by us to our sponsor, directors or officers, or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our IPO and the sale of the private placement units held in the trust account prior to the completion of our initial business combination:

●	repayment of an aggregate of up to $800,000 under the amended promissory note made to us by our sponsor to cover offering- related and organizational expenses;

●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our directors and officers to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender.

The above payments may be funded using the net proceeds of our IPO and the sale of the private placement units not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and officers. The indemnification agreements and our amended and restated certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that all of our directors, other than Mr. Rodgers are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended December 31, 2024 and 2023, fees were approximately $86,000 and $19,000, for the services Withum performed in connection with our initial public offering, review of the financial information included in our Quarterly Reports on Form 10-Q for the respective periods and the audit of our December 31, 2024 and 2023 financial statements included in this Annual Report.

Audit-Related Fees. For the year ended December 31, 2024 and 2023, Withum did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2024 and 2023, no fees were paid to Withum for services rendered to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2024 and 2023, Withum did not render any services to us other than those set forth above.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Annual Report:

(1)	Financial Statements The financial statements and notes are included herein under “Part II”-“Item 8. Financial Statements and Supplementary Data”.

CO2 ENERGY TRANSITION CORP.

(2)	Financial Statement Schedules

All schedules are omitted because they are inapplicable or not required or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits required by Item 601 of Regulation S-K

No.	Description of Exhibit
1.1	Underwriting Agreement, dated November 20, 2024 by and between the Company and Kingswood Capital Partners, LLC, as representative of the underwriters listed on Schedule A thereto (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024, and incorporated herein by reference)(File No. 001-42417).
3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form S-1/A Registration Statement (Amendment No. 1), filed with the Securities and Exchange Commission on March 17, 2023, and incorporated herein by reference)(File No. 333-269932).
3.2	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State on December 15, 2021 (filed as Exhibit 3.2 to the Company’s Form S-1/A Registration Statement (Amendment No. 1), filed with the Securities and Exchange Commission on March 17, 2023, and incorporated herein by reference)(File No. 333-269932).
3.3	Amended & Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024, and incorporated herein by reference)(File No. 001-42417).
3.4	Bylaws of CO2 Energy Transitions Corp. (filed as Exhibit 3.4 to the Company’s Form S-1/A Registration Statement (Amendment No. 1), filed with the Securities and Exchange Commission on March 17, 2023, and incorporated herein by reference)(File No. 333-269932).
4.1	Warrant Agreement, dated November 20, 2024, by and between the Company and Continental Stock Transfer & Trust Company, LLC (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024, and incorporated herein by reference)(File No. 001-42417).
4.2	Rights Agreement, dated November 20, 2024, by and between the Company and Continental Stock Transfer & Trust Company, LLC (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024, and incorporated herein by reference)(File No. 001-42417).

4.3*	Description of Registrant’s Securities
10.1	Promissory Note, dated April 20, 2024, issued to CO2 Energy Transfer, LLC (filed as Exhibit 10.1 to the Company’s Form S-1/A Registration Statement (Amendment No. 5), filed with the Securities and Exchange Commission on May 3, 2023, and incorporated herein by reference)(File No. 333-269932).
10.2	Revised Securities Subscription Agreement, dated December 1, 2023, between the Registrant and CO2 Energy Transition, LLC as amended and restated (filed as Exhibit 10.5 to the Company’s Form S-1/A Registration Statement (Amendment No. 3), filed with the Securities and Exchange Commission on March 22, 2024, and incorporated herein by reference)(File No. 333-269932).
10.3	Letter Agreement, dated November 20, 2024, by and among the Company and its officers, directors and the Sponsor (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024, and incorporated herein by reference)(File No. 001-42417).
10.4	Investment Management Trust Agreement, dated November 20, 2024, by and between the Company and Continental Stock Transfer & Trust Company, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024, and incorporated herein by reference)(File No. 001-42417).
10.5	Registration Rights Agreement, dated November 20, 2024, by and among the Company and certain security holders (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024, and incorporated herein by reference)(File No. 001-42417).
10.6	Administrative Services Agreement, dated November 20, 2024, by and between the Company and the Sponsor (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024, and incorporated herein by reference)(File No. 001-42417).
10.7	Indemnity Agreement, dated as of November 20, 2024, by and between the Company and each of the officers and directors of the Company (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024, and incorporated herein by reference) (File No. 001-42417).
10.8	Private Placement Units Purchase Agreement, dated November 20, 2024, by and between the Company and the Sponsor (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024, and incorporated herein by reference)(File No. 001-42417).
14.1*	Code of Ethics and Business Conduct
16.1	Letter from BDO USA, P.C. (filed as Exhibit 16.1 to the Company’s Form S-1/A Registration Statement (Amendment No. 2), filed with the Securities and Exchange Commission on January 9, 2024, and incorporated herein by reference)(File No. 333-269932).
19.1*	CO2 Energy Transition Corp. Policy on Insider Trading
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	CO2 Energy Transition Corp. Clawback Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set*

*	Filed herewith.

**	Furnished herewith.

The Company does not have any subsidiaries.

ITEM 16. FORM 10–K SUMMARY.

Not provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there under duly authorized.

CO2 Energy Transitions Corp.

Dated: March 28, 2025	By:	/s/ Brady Rodgers
Brady Rodgers, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Brady Rodgers	Chief Executive Officer
Brady Rodgers	(Principal Executive Officer)	March 28, 2025

/s/ Harold R. DeMoss, III	Chief Financial Officer
Harold R. DeMoss, III	(Principal Financial and Accounting Officer)	March 28, 2025

/s/ William H. Flores
William H. Flores	Director	March 28, 2025

/s/ Marcella Burke
Marcella Burke	Director	March 28, 2025

/s/ James Wang
James Wang	Director	March 28, 2025

/s/ Charles E. Fox
Charles E. Fox	Director and Chairman of the Board	March 28, 2025