Form 10-Q
period 2025-03-31
CO2 Energy Transition Corp.
filed 2025-05-13
CIK 1956648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 13, 2025, there were 9,585,750 shares of common stock, $0.0001 par value, issued and outstanding.

CO2 ENERGY TRANSITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements.

CO2 ENERGY TRANSITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$631,409	$953,069
Prepaid expenses	254,778	220,947
Total Current Assets	886,187	1,174,016

Investments held in Trust Account	70,020,977	69,310,897
TOTAL ASSETS	$70,907,164	$70,484,913

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$167,620	$297,787
Accrued offering costs	75,000	75,000
Income tax payable	207,055	61,039
Promissory note – related party	11,730	11,730
Total Current Liabilities	461,405	445,556
Deferred underwriting fee	2,070,000	2,070,000
TOTAL LIABILITIES	2,531,405	2,515,556

Commitment and Contingencies (Note 6)
Common stock subject to possible redemption, 6,900,000 shares at redemption value of $10.12 and $10.03 per share as of March 31, 2025 and December 31, 2024, respectively	69,844,561	69,233,258

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 40,000,000 shares authorized; 2,685,750 and 2,685,750 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively (excluding 6,900,000 shares subject to possible redemption)	269	269
Additional paid-in capital	—	—
Accumulated deficit	(1,469,071)	(1,264,170)
Total Stockholders’ Deficit	(1,468,802)	(1,263,901)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$70,907,164	$70,484,913

The accompanying notes are an integral part of the unaudited condensed financial statements.

CO2 ENERGY TRANSITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
General and administrative costs	$170,720	$20,398
Loss from operations	(170,720)	(20,398)

Other income (expense):
Interest expense	(2,625)	—
Interest earned on investments held in Trust Account	725,763	—
Total other income	723,138	—

Income (loss) before provision for income taxes	552,418	(20,398)
Provision for income taxes	(146,016)	—
Net income (loss)	$406,402	$(20,398)

Basic weighted average shares outstanding, common stock subject to possible redemption	6,900,000	$—
Basic and diluted net income per share, common stock subject to possible redemption	$0.04	$—
Basic weighted average shares outstanding, non-redeemable common stock	2,685,750	2,000,000
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.04	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CO2 ENERGY TRANSITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	2,685,750	$269	$—	$(1,264,170)	$(1,263,901)
Accretion for common stock to redemption amount	—	—	—	(611,303)	(611,303)
Net income	—	—	—	406,402	406,402
Balance – March 31, 2025 (unaudited)	2,685,750	$269	$—	$(1,469,071)	$(1,468,802)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	2,300,000	$230	$24,770	$(361,845)	$(336,845)
Net loss	—	—	—	(20,398)	(20,398)
Balance – March 31, 2024 (unaudited)	2,300,000	$230	$24,770	$(382,243)	$(357,243)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CO2 ENERGY TRANSITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$406,402	$(20,398)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Operating expenses paid on behalf of the Company	—	6,050
Interest earned on Investments held in Trust Account	(725,763)	—
Changes in operating assets and liabilities:
Prepaid expenses	(33,831)	—
Accounts payable and accrued expenses	(130,167)	(46,693)
Income tax payable	146,016	—
Net cash used in operating activities	(337,343)	(61,041)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for taxes	15,683	—
Net cash provided by investing activities	15,683	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	63,600
Repayment of promissory note - related party	—	(2,000)
Payment of offering costs	—	(1,035)
Net cash provided by financing activities	—	60,565

Net Change in Cash	(321,660)	(476)
Cash – Beginning of year	953,069	2,112
Cash – End of year	$631,409	$1,636

The accompanying notes are an integral part of the unaudited condensed financial statements.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025 the Company had not commenced any operations. All activity for the period from September 30, 2021 (inception) through March 31, 2025, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 265,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to the Company’s sponsor, CO2 Energy Transition, LLC (the “Sponsor”), generating gross proceeds of $2,650,000, which is described in Note 4. Each Private Unit consists of one share of our common stock, one redeemable warrant, and one right with respect to the shares of common stock. Each warrant entitles the holder thereof to purchase one share of our common stock at a price of $11.50 per share, subject to adjustment and each eight rights entitle the holder thereof to receive one share of common stock at the closing of a business combination.

Transaction costs amounted to $3,423,710 consisting of $517,500 of cash underwriting discount, $2,070,000 of deferred underwriting fees, $77,280 fair value of Representative Shares (as defined in Note 8), and $758,930 of other offering costs.

On November 22, 2024, in connection with the closing of the Initial Public Offering, the underwriters were entitled to a cash underwriting discount of 0.75% of the gross proceeds of the Initial Public Offering, or $517,500, which was paid upon the closing of the Initial Public Offering. Additionally, the underwriters were entitled to a deferred underwriting discount of 3.00% of the gross proceeds of the Initial Public Offering, or $2,070,000, payable upon the closing of an initial Business Combination from the amounts held in the Trust Account, as well as 138,000 representative shares with the fair value of $77,268 issued to the underwriters in connection with the closing of the Initial Public Offering.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

The Initial Stockholders have agreed (a) to waive their redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination, (b) to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within 18 months (or up to 24 months in certain circumstances, discussed below) from the closing of the Initial Public Offering, and (c) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. If the Board of Directors anticipates that the Company may not be able to consummate an initial business combination by May 22, 2026, the Board of Directors, by resolution, may extend the period of time to consummate an initial business combination up to six times, each by an additional one month (for a total of up to 24 months to complete a business combination). In order to extend the time available for the Company to consummate an initial business combination, our sponsor or its affiliates or designees must deposit into the trust account $229,700 ($0.0333 per share) on or prior to the date of the applicable deadline, for each one-month extension.

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

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

As of January 16, 2025, the holders of the Units issued in the Company’s Initial Public Offering have the right to elect to separately trade the Public Shares, the Public Warrants and Public Rights included in the Units. No fractional Public Rights will be issued upon separation of the Units and only whole Public Rights will trade. The Public Shares, Public Warrants and Public Rights that are separated will trade on the Nasdaq Global Market (“Nasdaq”) under the symbols “NOEM”, “NOEMW” and “NOEMR,” respectively. Those Units not separated will continue to trade on the Nasdaq under the symbol “NOEMU.”

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

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Liquidity and Capital Resources

As of March 31, 2025, the Company had $631,409 in cash and working capital of $424,782. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern,” and through the consummation of the Initial Public Offering on November 22, 2024, as well as the issuance of the $1,500,000 promissory note to the Sponsor on April 15, 2025, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these unaudited condensed financial statements. The Company cannot be assured that its plans to consummate an Initial Business Combination will be successful.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in the unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s December 31, 2024 Annual Report on Form 10-K as filed with the SEC on March 31, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2025 and December 31, 2024, the Company had $631,409 and $953,069 in cash, respectively, and no cash equivalents.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Investments in Trust Account

As of March 31, 2025 and December 31, 2024, the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. government securities. The Company accounts for its investments as trading securities under ASC 320 “Investments—Debt and Equity Securities”, where securities are presented at fair value on the balance sheets. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the statements of operations.

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

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2025 and December 31, 2024, the Company had a full valuation allowance against the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in a company’s unaudited condensed financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company’s effective tax rate was 26.43% and 0.00% for the three months ended March 31, 2025, and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% due to the valuation allowance on the deferred tax assets.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as redeemable common stock and non-redeemable common stock. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per common share is calculated by dividing the net (loss) income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 7,165,000 shares of common stock in the calculation of diluted (loss) income per share, because their exercise is contingent upon future events. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three months ended March 31, 2025 and 2024. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2025		2024
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic net income (loss) per common stock share
Numerator:
Allocation of net income (loss)	$292,536	$113,866	$—	$(20,398)
Denominator:
Basic weighted average common stock outstanding	6,900,000	2,685,750	—	2,000,000
Basic and diluted net income (loss) per common stock share	$0.04	$0.04	$—	$(0.01)

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period. There were no derivative financial instruments as of March 31, 2025 and December 31, 2024.

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

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Common Stock Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants and Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at March 31, 2025 and December 31, 2024, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively. At March 31, 2025 and December 31, 2024, the common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Warrants	(207,000)
Proceeds allocated to Public Rights	(621,000)
Common stock issuance costs	(3,354,893)
Plus:
Remeasurement of carrying value to redemption value	4,416,151
Common stock subject to possible redemption, December 31, 2024	$69,233,258
Plus:
Remeasurement of carrying value to redemption value	611,303
Common stock subject to possible redemption, March 31, 2025	$69,844,561

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

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 3. INITIAL PUBLIC OFFERING

In the Initial Public Offering which closed on November 22, 2024, the Company sold 6,900,000 Units, at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriters of their over-allotment option in the amount of 900,000 Units. Each Unit consists of one share of common stock, one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each Public Right entitles the holder thereof to receive one-eighth (1/8) of one share of common stock upon the consummation of a Business Combination (see Note 7). Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share (see Note 7).

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

The Initial Stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On January 8, 2022, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $400,000. On February 15, 2023, the Company amended the Promissory Note’s principal amount from $400,000 to $450,000. On April 20, 2024, the Company further amended the Promissory Note’s principal amount from $450,000 to $800,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2025, or (ii) the consummation of the Initial Public Offering. As of March 31, 2025 and December 31, 2024, there was $11,730 outstanding under the Promissory Note. On November 22, 2024, upon the closing of the Initial Public Offering, the Company repaid the note and borrowings with the exception of $11,730, which was rolled into the Working Capital Note issued by the Company on March 31, 2025, as described below.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

On April 15, 2025, the Company entered into a convertible promissory note dated March 31, 2025 (the “Working Capital Note”) with its Sponsor. Pursuant to the Working Capital Note, the Company may request, and in the sole discretion of the Sponsor, the Sponsor may loan the Company, drawdowns of up to an aggregate $1,500,000 in principal from time to time, less $11,731 which was advanced prior to the execution of the Working Capital Note, and included as outstanding thereunder, with such amounts to be used for working capital.

Amounts owed under the Working Capital Note do not accrue interest and are payable on the earlier of: (i) the effective date of the consummation of the Company’s Business Combination; or (ii) the date that the winding up of the Company is effective (such date, as applicable, the “Maturity Date”), unless accelerated upon the occurrence of an Event of Default (as defined in the Working Capital Note).

Amounts outstanding under the Working Capital Note, are convertible, at the option of the Sponsor, into units of the Company (“Working Capital Note Units”), at a conversion price of $10.00 per Working Capital Note Unit. The Working Capital Note Units will be identical to the Private Units issued to the Sponsor at the time of the Company’s Initial Public Offering.

Administrative Services Agreement

The Company entered into an agreement, commencing on November 12, 2024 through the earlier of consummation of the initial Business Combination and the Company’s liquidation, to pay the Sponsor $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. As of March 31, 2025, the Company had incurred $30,000 of administrative services fees which was included in the accrued expenses line in the accompanying balance sheet.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Units and any units that may be issued upon conversion of the Working Capital Note (and any common stock issuable upon the exercise of the Private Placement Units and Working Capital Note Units) have rights to require the Company to register any of the securities held by them for resale under the Securities Act pursuant to a registration and stockholder rights agreement signed on the effective date of the Initial Public Offering. These holders are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders have “piggyback” registration rights to include their securities in other registration statements filed by the Company. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

The underwriters were entitled to a cash underwriting discount of 0.75% of the gross proceeds of the Initial Public Offering, or $517,500, which was paid upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.00% of the gross proceeds of the Initial Public Offering, or $2,070,000, payable upon the closing of an initial Business Combination from the amounts held in the Trust Account, as well as 138,000 representative shares with the fair value of $77,268 issued to the underwriters in connection with the closing of the Initial Public Offering.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding.

Common Stock — The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, 2,685,750 shares of common stock are issued and outstanding respectively, excluding 6,900,000 shares of common stock subject to possible redemption.

Rights — Each holder of a right will receive one-eighth (1/8) of one share of common stock upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis and each holder of a right will be required to affirmatively convert its rights in order to receive 1/8 of one share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

As of March 31, 2025, and December 31, 2024, there were 6,900,000 rights related to the Initial Public Offering and 265,000 rights related to Private Units, outstanding.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Warrants — As of March 31, 2025 and December 31, 2024, the Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Rights or Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Rights and Public Warrants may expire worthless.

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

As of March 31, 2025, and December 31, 2024, there were 6,900,000 Public and 265,000 Private Warrants outstanding.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 8. REPRESENTATIVE SHARES

Simultaneously with the closing of the Initial Public Offering on November 22, 2024, the Company issued Kingswood Capital Partners LLC, the representative of the underwriters (“Kingswood”), 138,000 shares of common stock (the “Representative Shares”). The Company estimated the value of the Representative Shares to be $77,280. Kingswood has agreed not to transfer, assign or sell any such shares until the completion of the initial Business Combination. In addition, Kingswood has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of an initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete an initial Business Combination within the Combination Period.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024, indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2025	December 31, 2024
Assets:
Investments and cash held in Trust Account	1	$70,020,977	$69,310,897

NOTE 10. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The Company’s CODM has been identified as Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
General and administrative expenses	$170,720	20,398
Interest earned on the Trust Account	$725,763	—

The CODM reviews interest earned on the Trust Account to measure and monitor stockholders value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On April 15, 2025 the Company entered into a convertible promissory note dated March 31, 2025 (the “Working Capital Note”) with its Sponsor. Pursuant to the Working Capital Note, the Company may request, and in the sole discretion of the Sponsor, the Sponsor may loan the Company, drawdowns of up to an aggregate $1,500,000 in principal from time to time, less $11,731 which was advanced prior to the execution of the Working Capital Note, and included as outstanding thereunder, with such amounts to be used for working capital.

Amounts owed under the Working Capital Note do not accrue interest and are payable on the earlier of: (i) the effective date of the consummation of the Company’s Business Combination; or (ii) the date that the winding up of the Company is effective (such date, as applicable, the “Maturity Date”), unless accelerated upon the occurrence of an Event of Default (as defined in the Working Capital Note).

Amounts outstanding under the Working Capital Note, are convertible, at the option of the Sponsor, into units of the Company (“Working Capital Note Units”), at a conversion price of $10.00 per Working Capital Note Unit. The Working Capital Note Units will be identical to the Private Units issued to the Sponsor at the time of the Company’s Initial Public Offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information

This information should be read in conjunction with the interim unaudited condensed financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our unaudited condensed financial statements included above under “Part I – Financial Information” – “Item 1. Financial Statements”.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the initial Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that:

●	we are a recently formed company with no operating history and no revenues;

●	our ability to continue as a “going concern”;

●	we may not be able to complete our initial Business Combination within the prescribed time frame;

●	stockholders have no rights or interests in funds from the Trust Account, except under certain limited circumstances;

●	our stockholders may be held liable for claims by third parties against us;

●	if third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share;

●	subsequent to completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges;

●	conflicts of interest of our sponsor, officers and directors;

●	we may have a limited ability to assess the management of a prospective target business;

●	our public stockholders may not be afforded an opportunity to vote on our proposed Business Combination;

●	the absence of a redemption threshold may make it possible for us to complete a Business Combination with which a substantial majority of our stockholders do not agree;

●	we may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to holders;

●	we may amend the terms of the public warrants in a manner that may be adverse to holders of public warrants with the required approval of the holders of the then outstanding public warrants;

●	our competitors have advantages over us in seeking Business Combinations;

●	we may be unable to obtain additional financing;

●	our warrants may have an adverse effect on the market price of our common stock;

●	we may issue additional equity and/or debt securities to complete our initial Business Combination;

●	our sponsor controls a substantial interest in us;

●	if we seek stockholder approval of our initial Business Combination, our sponsor, who controls a substantial interest in us, has agreed to vote in favor of such initial Business Combination, regardless of how our public stockholders vote;

●	the ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, may not allow us to complete the most desirable Business Combination or optimize our capital structure, and will increase the probability that our initial Business Combination would be unsuccessful;

●	lack of protections normally afforded to investors of blank check companies;

●	Nasdaq may delist our securities from trading on its exchange;

●	we have not registered the shares of common stock issuable upon exercise of the warrants sold as part of the units in our initial public offering, and such registration may not be in place when an investor desires to exercise such warrants;

●	shares being redeemed and warrants becoming worthless;

●	events which may result in the per-share amount held in our Trust Account dropping below $10.00 per public share;

●	our directors may decide not to enforce the indemnification obligations of our sponsor;

●	if, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced;

●	because we are not limited to a particular industry or any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations;

●	we may seek acquisition opportunities in companies that may be outside of our management’s areas of expertise;

●	if we effect our initial Business Combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations; and

●	changes in laws or regulations, or a failure to comply with any laws and regulations, tax consequences to Business Combinations may adversely affect our business, investments and results of operations.

For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the state of Delaware on September 30, 2021, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash derived from the proceeds of the Initial Public Offering and the sale of the private placement units, our shares, debt or a combination of cash, shares and debt.

Liquidity and Capital Resources

As of March 31, 2025, the Company had $631,409 in cash and working capital of $424,782.

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of common stock, par value $0.0001 per share, by the sponsor and loans from the sponsor.

On November 22, 2024, we consummated the Initial Public Offering of 6,900,000 units, which included the full exercise by the underwriters of their over-allotment option in the amount of 900,000 units, at $10.00 per unit, generating gross proceeds of $69,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 265,000 private placement units at a price of $10.00 per private placement unit in a private placement to the sponsor, generating gross proceeds of $2,650,000.

Following the Initial Public Offering, a total of $69,000,000 was placed in the trust account. We incurred $3,423,710 of expenses associated with the Initial Public Offering, consisting of $517,500 of cash underwriting discount, $2,070,000 of deferred underwriting fees, $77,280 fair value of the Representative Shares, and $758,930 of other offering costs.

For the three months ended March 31, 2025, cash used in operating activities was $337,343. Net income of $406,402 was impacted by interest earned on marketable securities held in the trust account of $725,763, and changes in operating assets and liabilities provided $17,982 of cash.

For the three months ended March 31, 2024, cash used in operating activities was $61,041. Net loss of $20,398 was impacted by operating expenses paid on behalf of the Company of $6,050, and changes in operating assets and liabilities used $46,693 of cash.

For the three months ended March 31, 2025, cash provided by investing activities was $15,683, representing cash interest withdrawn from the Trust Account to pay taxes. We had no cash used in investing activities for the year ended March 31, 2024.

For the three months ended March 31, 2025, no cash was used in financing activities.

For the three months ended March 31, 2024, cash provided by financing activities was $60,565, consisting of proceeds from our promissory note with our sponsor of $63,600, repayment of promissory note-related party of $2,000, and payments of offering costs of $1,035.

As of March 31, 2025, we had investments of $70,020,977 held in the trust account. Through March 31, 2025 and December 31, 2024, we have not withdrawn any principal from the trust account, nor any interest earned, except to pay taxes.

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

As of March 31, 2025, we had cash of $631,409. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with an initial business combination, we and the sponsor, on April 15, 2025, entered into a convertible promissory note dated March 31, 2025 (the “Working Capital Note”). Pursuant to the Working Capital Note, we may request, and in the sole discretion of the sponsor, the sponsor may loan the Company, loan drawdowns of up to an aggregate $1,500,000 in principal (“Working Capital Loan”) from time to time, less $11,731 which was advanced prior to the execution of the Working Capital Note, and included as outstanding thereunder, with such amounts to be used for working capital.

Amounts owed under the Working Capital Note do not accrue interest and are payable on the earlier of: (i) the effective date of the consummation of the Company’s initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”); or (ii) the date that the winding up of the Company is effective (such date, as applicable, the “Maturity Date”), unless accelerated upon the occurrence of an Event of Default (as defined in the Working Capital Note).

Amounts outstanding under the Working Capital Note, are convertible, at the option of the sponsor, into units of the Company (“Working Capital Note Units”), at a conversion price of $10.00 per Working Capital Note Unit, with each unit consisting of one share of Company common stock, one warrant, and one right, with each warrant entitling the holder thereof to purchase one share of common stock at $11.50 per share, subject to adjustment as provided in the Company’s Registration Statement on Form S-1 filed in connection with its IPO, and each eight rights entitling the holder to receive one share of common stock upon completion of the Business Combination. The Working Capital Note Units will be identical to the private placement units issued to the Sponsor at the time of the Company’s IPO.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business, as we expect any required funds to be provided by our sponsor in the form of additional Working Capital Loans. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 30, 2021 (inception) through March 31, 2025, were organizational activities, those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had net income of $406,402, which consists of interest income on investments held in the trust account of $725,763, offset by operating costs of $170,720, provision for income taxes of $146,016, and interest expense of $2,625.

For the three months ended March 31, 2024, we had a net loss of $20,398, which consisted solely of general and administrative expense.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2025, we did not have any critical accounting estimates to be disclosed.

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

We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

For more information on recently issued accounting standards, see “Note 2— Summary of Significant Accounting Policies”, to the Notes to Condensed Financial Statements included herein.

Commitments and Contractual Obligations

Registration Rights

The holders of founder shares, private placement warrants and warrants that may be issued upon conversion of Working Capital Loans, if any (and any shares of common stock issuable upon the exercise of the private placement warrants and Working Capital Note Units), are entitled to certain registration rights pursuant to a registration rights agreement (discussed in greater detail above in NOTE 6. COMMITMENTS AND CONTINGENCIES, under “Registration Rights” to the notes to financial statements. These holders will be entitled to certain demand and “piggy-back” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to a cash underwriting discount of 0.75% of the gross proceeds of the Initial Public Offering, or $517,500, which was paid upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.00% of the gross proceeds of the Initial Public Offering, or $2,070,000, payable upon the closing of an initial business combination from the amounts held in the trust account, as well as 138,000 representative shares with the fair value of $77,268 issued to the underwriters in connection with closing of the Initial Public Offering.

The deferred fee will become payable to the underwriter from the amounts held in the trust account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly-traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we plan to rely on rules which allow us to, among other things, delay the required (i) provision of an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provision of all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board (PCAOB) regarding mandatory audit rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclosure of certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are longer an “emerging growth company,” whichever is earlier.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2025, 6,900,000 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as redeemable common stock and non-redeemable common stock. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per common share is calculated by dividing the net (loss) income by the weighted average shares of common stock outstanding for the respective period.

We have not considered the effect of the warrants sold in the initial public offering and the concurrent private placement to purchase an aggregate of 7,165,000 warrants in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per common share is the same as basic earnings per common share for the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the end of the fiscal period ended March 31, 2025.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all of our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission on March 31, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, which are incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2025, and for the period from April 1, 2025 to the filing date of this Report, which have not previously been disclosed in a Current Report on Form 8-K.

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

No payments for our expenses were made in the offering described above directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates, except in connection with the repayment of outstanding loans. There has been no material change in the planned use of proceeds from our offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

(c) Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Convertible Promissory Note, dated March 31, 2025, and entered into on April 15, 2025, by and between CO2 Energy Transition Corp. and CO2 Energy Transition, LLC (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 21, 2025, and incorporated by reference herein).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CO2 ENERGY TRANSITION CORP.

Date: May 13, 2025	By:	/s/ Brady Rodgers
	Name:	Brady Rodgers
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Harold R. DeMoss, III
	Name:	Harold R. DeMoss, III
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)