Form 10-Q
period 2025-09-30
CO2 Energy Transition Corp.
filed 2025-11-13
CIK 1956648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of November 13, 2025, there were 9,585,750 shares of common stock, $0.0001 par value, issued and outstanding.

CO2 ENERGY TRANSITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements.

CO2 ENERGY TRANSITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$343,499	$953,069
Prepaid expenses	145,417	220,947
Total Current Assets	488,916	1,174,016

Long-term prepaid insurance	8,333	—
Investments held in Trust Account	71,424,875	69,310,897
TOTAL ASSETS	$71,922,124	$70,484,913

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$97,810	$297,787
Accrued offering costs	75,000	75,000
Income tax payable	438,129	61,039
Promissory note – related party	11,730	11,730
Total Current Liabilities	622,669	445,556
Deferred underwriting fee	2,070,000	2,070,000
TOTAL LIABILITIES	2,692,669	2,515,556

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 6,900,000 shares at redemption value of $10.27 and $10.03 per share as of September 30, 2025 and December 31, 2024, respectively	70,891,177	69,233,258

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 40,000,000 shares authorized; 2,685,750 and 2,685,750 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively (excluding 6,900,000 shares subject to possible redemption)	269	269
Additional paid-in capital	—	—
Accumulated deficit	(1,661,991)	(1,264,170)
Total Stockholders’ Deficit	(1,661,722)	(1,263,901)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$71,922,124	$70,484,913

The accompanying notes are an integral part of the unaudited condensed financial statements.

CO2 ENERGY TRANSITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended September 30, 2025	For The Three Months Ended September 30, 2024	For The Nine Months Ended September 30, 2025	For The Nine Months Ended September 30, 2024
General and administrative costs	$154,489	$26,532	$487,522	$66,985
Loss from operations	(154,489)	(26,532)	(487,522)	(66,985)

Other (expense) income:
Interest expense	(669)	—	(4,951)	—
Interest earned on investments held in Trust Account	738,495	—	2,193,869	—
Total other income, net	737,826	—	2,188,918	—

Income (loss) before provision for income taxes	583,337	(26,532)	1,701,396	(66,985)
Provision for income taxes	(148,532)	—	(441,298)	—
Net income (loss)	$434,805	$(26,532)	$1,260,098	$(66,985)

Basic weighted average shares outstanding, common stock subject to possible redemption	6,900,000	—	6,900,000	—
Basic and diluted net income per share, common stock subject to possible redemption	$0.05	$—	$0.13	$—
Basic weighted average shares outstanding, non-redeemable common stock	2,685,750	2,000,000	2,685,750	2,000,000
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.05	$(0.01)	$0.13	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CO2 ENERGY TRANSITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	2,685,750	$269	$—	$(1,264,170)	$(1,263,901)
Accretion for common stock to redemption amount	—	—	—	(611,303)	(611,303)
Net income	—	—	—	406,402	406,402
Balance – March 31, 2025 (unaudited)	2,685,750	269	—	(1,469,071)	(1,468,802)
Accretion for common stock to redemption amount	—	—	—	(487,854)	(487,854)
Net income	—	—	—	418,891	418,891
Balance – June 30, 2025 (unaudited)	2,685,750	269	—	(1,538,034)	(1,537,765)
Accretion for common stock to redemption amount	—	—	—	(558,762)	(558,762)
Net income	—	—	—	434,805	434,805
Balance – September 30, 2025 (unaudited)	2,685,750	$269	$—	$(1,661,991)	$(1,661,722)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	2,300,000	$230	$24,770	$(361,845)	$(336,845)
Net loss	—	—	—	(20,398)	(20,398)
Balance – March 31, 2024 (unaudited)	2,300,000	230	24,770	(382,243)	(357,243)
Net loss	—	—	—	(20,055)	(20,055)
Balance – June 30, 2024 (unaudited)	2,300,000	230	24,770	(402,298)	(377,298)
Net loss	—	—	—	(26,532)	(26,532)
Balance – September 30, 2024 (unaudited)	2,300,000	$230	$24,770	$(428,830)	$(403,830)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CO2 ENERGY TRANSITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$1,260,098	$(66,985)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Operating expenses paid on behalf of the Company	—	6,050
Interest earned on Investments held in Trust Account	(2,193,869)	—
Changes in operating assets and liabilities:
Prepaid expenses	75,530	—
Prepaid insurance	(8,333)
Accounts payable and accrued expenses	(199,977)	(34,010)
Income tax payable	377,090	—
Net cash used in operating activities	(689,461)	(94,945)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for taxes	79,891	—
Net cash provided by investing activities	79,891	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	102,300
Repayment of promissory note - related party	—	(2,000)
Payment of offering costs	—	(4,675)
Net cash provided by financing activities	—	95,625

Net Change in Cash	(609,570)	680
Cash – Beginning of period	953,069	2,112
Cash – End of year	$343,499	$2,792

Non-cash investing and financing activities and cash paid for income taxes:
Deferred offering costs included in accrued offering costs	$—	$3,635
Cash paid for income taxes	$64,208	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from September 30, 2021 (inception) through September 30, 2025, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Liquidity, Capital Resources and Going Concern

As of September 30, 2025, the Company had $343,499 in cash and working capital deficit of $133,753. The Company’s liquidity needs through September 30, 2025, have been satisfied through proceeds from the consummation of the Initial Public Offering on November 22, 2024, as well as the issuance of the $1,500,000 promissory note to the Sponsor on April 15, 2025.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s December 31, 2024 Annual Report on Form 10-K as filed with the SEC on March 31, 2025. The interim results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future periods.

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

SEPTEMBER 30, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2025 and December 31, 2024, the Company had $343,499 and $953,069 in cash, respectively, and no cash equivalents.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Investments in Trust Account

As of September 30, 2025 and December 31, 2024, the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. government securities. The Company accounts for its investments as trading securities under ASC 320 “Investments—Debt and Equity Securities”, where securities are presented at fair value on the balance sheets. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the condensed statements of operations.

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

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2025 and December 31, 2024, the Company had a full valuation allowance against the deferred tax assets.

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

The Company’s effective tax rate was 25.46% and 25.94%, 0.00% and 0.00% for the three and nine months ended September 30, 2025, and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% due to the valuation allowance on the deferred tax assets.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 7,165,000 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2025 and 2024. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common stock share:

	For the Three Months Ended September 30,
	2025		2024
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic net income (loss) per common stock share
Numerator:
Allocation of net income (loss)	$312,981	$121,824	$—	$(26,532)
Denominator:
Basic weighted average common stock outstanding	6,900,000	2,685,750	—	2,000,000
Basic and diluted net income (loss) per common stock share	$0.05	$0.05	$—	$(0.01)

	For the Nine Months Ended September 30,
	2025		2024
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic net income (loss) per common stock share
Numerator:
Allocation of net income (loss)	$907,042	$353,056	$—	$(66,985)
Denominator:
Basic weighted average common stock outstanding	6,900,000	2,685,750	—	2,000,000
Basic and diluted net income (loss) per common stock share	$0.13	$0.13	$—	$(0.03)

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period. There were no derivative financial instruments as of September 30, 2025 and December 31, 2024.

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

SEPTEMBER 30, 2025

(Unaudited)

Common Stock Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants and Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at September 30, 2025 and December 31, 2024, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively. At September 30, 2025 and December 31, 2024, the common stock subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Warrants	(207,000)
Proceeds allocated to Public Rights	(621,000)
Common stock issuance costs	(3,354,893)
Plus:
Remeasurement of carrying value to redemption value	4,416,151
Common stock subject to possible redemption, December 31, 2024	$69,233,258
Plus:
Remeasurement of carrying value to redemption value	611,303
Common stock subject to possible redemption, March 31, 2025	$69,844,561
Plus:
Remeasurement of carrying value to redemption value	487,854
Common stock subject to possible redemption, June 30, 2025	$70,332,415
Plus:
Remeasurement of carrying value to redemption value	558,762
Common stock subject to possible redemption, September 30, 2025	$70,891,177

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Promissory Note — Related Party

On January 8, 2022, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $400,000. On February 15, 2023, the Company amended the Promissory Note’s principal amount from $400,000 to $450,000. On April 20, 2024, the Company further amended the Promissory Note’s principal amount from $450,000 to $800,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2025, or (ii) the consummation of the Initial Public Offering. As of September 30, 2025 and December 31, 2024, there was $11,730 outstanding under the Promissory Note. On November 22, 2024, upon the closing of the Initial Public Offering, the Company repaid the note and borrowings with the exception of $11,730, which was rolled into the Working Capital Note issued by the Company on April 15, 2025, as described below.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

On April 15, 2025, the Company entered into a convertible promissory note dated March 31, 2025 (the “Working Capital Note”) with its Sponsor. Pursuant to the Working Capital Note, the Company may request, and in the sole discretion of the Sponsor, the Sponsor may loan the Company, drawdowns of up to an aggregate $1,500,000 in principal from time to time, less $11,730 which was advanced prior to the execution of the Working Capital Note, and included as outstanding thereunder, with such amounts to be used for working capital.

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

As of September 30, 2025 and December 31, 2024 $11,730 was outstanding under the Working Capital Note.

Administrative Services Agreement

The Company entered into an agreement, commencing on November 12, 2024 through the earlier of consummation of the initial Business Combination and the Company’s liquidation, to pay the Sponsor $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. For the three and nine months ended September 30, 2025, the Company had incurred and paid $30,000 and $90,000 of administrative services fees, respectively. The administrative services fees are included in General and administrative costs in the Company’s condensed statements of operations.

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

SEPTEMBER 30, 2025

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding.

Common Stock — The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, 2,685,750 shares of common stock are issued and outstanding respectively, excluding 6,900,000 shares of common stock subject to possible redemption.

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

As of September 30, 2025 and December 31, 2024, there were 6,900,000 rights related to the Initial Public Offering and 265,000 rights related to Private Units, outstanding.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Warrants — As of September 30, 2025 and December 31, 2024, the Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2025

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

As of September 30, 2025 and December 31, 2024, there were 6,900,000 Public and 265,000 Private Warrants outstanding.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024, indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2025	December 31, 2024
Assets:
Investments held in Trust Account	1	$71,424,875	$69,310,897

As of September 30, 2025 and December 31, 2024, the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. government securities.

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

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The Company’s CODM has been identified as its Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable operating segment.

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

	For The Three Months Ended September 30, 2025	For The Three Months Ended September 30, 2024	For The Nine Months Ended September 30, 2025	For The Nine Months Ended September 30, 2024
General and administrative expenses	$154,489	$26,532	$487,522	$66,985
Interest earned on the Trust Account	$738,495	—	$2,193,869	$—

	September 30, 2025	December 31, 2024
Cash	$343,499	$953,069
Investments held in Trust Account	$71,424,875	$69,310,897

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the initial Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that:

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2025, the Company had $343,499 in cash and working capital deficit of $133,753.

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

For the nine months ended September 30, 2025, cash used in operating activities was $689,461. Net income of $1,260,098 was impacted by interest earned on marketable securities held in the trust account of $2,193,869, and changes in operating assets and liabilities provided $244,309 of cash.

For the nine months ended September 30, 2024, cash used in operating activities was $94,945. Net loss of $66,985 was impacted by operating expenses paid on behalf of the Company of $6,050, and changes in operating assets and liabilities used $34,010 of cash.

For the nine months ended September 30, 2025, cash provided by investing activities was $79,891, representing cash interest withdrawn from the Trust Account to pay taxes.

For the nine months ended September 30, 2024, no cash was used in investing activities.

For the nine months ended September 30, 2025, no cash was used in financing activities.

For the nine months ended September 30, 2024, cash provided by financing activities was $95,625, consisting of proceeds from our promissory note with our sponsor of $102,300, repayment of promissory note-related party of $2,000, and payments of offering costs of $4,675.

As of September 30, 2025, we had investments of $71,424,875 held in the trust account. Through September 30, 2025 and December 31, 2024, we have not withdrawn any principal from the trust account, nor any interest earned, except to pay taxes.

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

As of September 30, 2025, we had cash of $343,499. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with an initial business combination, we and the sponsor, on April 15, 2025, entered into a convertible promissory note dated March 31, 2025 (the “Working Capital Note”). Pursuant to the Working Capital Note, we may request, and in the sole discretion of the sponsor, the sponsor may loan the Company, loan drawdowns of up to an aggregate of $1,500,000 in principal (“Working Capital Loan”) from time to time, less $11,731 which was advanced prior to the execution of the Working Capital Note, and included as outstanding thereunder, with such amounts to be used for working capital.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 30, 2021 (inception) through September 30, 2025, were organizational activities, those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had net income of $434,805, which consists of interest income on investments held in the trust account of $738,495, offset by operating costs of $154,489, provision for income taxes of $148,532, and interest expense of $669.

For the three months ended September 30, 2024, we had a net loss of $26,532, which consisted solely of general and administrative expenses.

For the nine months ended September 30, 2025, we had net income of $1,260,098, which consists of interest income on investments held in the trust account of $2,193,869, offset by operating costs of $487,522, provision for income taxes of $441,298, and interest expense of $4,951.

For the nine months ended September 30, 2024, we had a net loss of $66,985, which consisted solely of general and administrative expenses.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2025, 6,900,000 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (loss) Per Common Share

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the end of the fiscal period ended September 30, 2025.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2025, and for the period from October 1, 2025 to the filing date of this Report, which have not previously been disclosed in a Current Report on Form 8-K.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

(c) Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

CO2 ENERGY TRANSITION CORP.

Date: November 13, 2025	By:	/s/ Brady Rodgers
	Name:	Brady Rodgers
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Harold R. DeMoss, III
	Name:	Harold R. DeMoss, III
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)