Form 10-K
period 2025-12-31
CO2 Energy Transition Corp.
filed 2026-03-16
CIK 1956648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $70,687,140. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included in Part III, Item 12 of this Annual Report on Form 10-K.

The number of shares of Common Stock, $0.0001 par value, outstanding on March 13, 2026 was 9,585,750 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

●	we are a newly formed company with no operating history and no revenues;

●	our ability to continue as a “going concern”;

●	we may not be able to complete our initial business combination (our “Business Combination”) within the prescribed time frame (including any extensions which are available), and our sponsor may not have, or be able to raise, sufficient funding to make any extension payments to the trust account required to extend the time frame we have to complete our initial business combination;

●	stockholders have no rights or interests in funds from the trust account, except under certain limited circumstances;

●	our stockholders may be held liable for claims by third parties against us;

●	if third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share;

●	subsequent to completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges;

●	conflicts of interest of our sponsor, officers and directors;

●	we may have a limited ability to assess the management of a prospective target business;

●	our public stockholders may not be afforded an opportunity to vote on our proposed Business Combination;

●	the absence of a redemption threshold may make it possible for us to complete a Business Combination with which a substantial majority of our stockholders do not agree;

●	we may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to holders;

●	we may amend the terms of the public warrants in a manner that may be adverse to holders of public warrants with the required approval of the holders of the then outstanding public warrants;

●	our competitors have advantages over us in seeking Business Combinations;

●	we may be unable to obtain additional financing;

●	our warrants may have an adverse effect on the market price of our common stock;

●	we may issue additional equity and/or debt securities to complete our initial business combination;

●	our sponsor controls a substantial interest in us;

●	if we seek stockholder approval of our initial business combination, our sponsor, who controls a substantial interest in us, has agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote;

●	the ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, may not allow us to complete the most desirable Business Combination or optimize our capital structure, and will increase the probability that our initial business combination would be unsuccessful;

●	lack of protections normally afforded to investors of blank check companies;

●	Nasdaq may delist our securities from trading on its exchange;

●	we have not registered the shares of common stock issuable upon exercise of the warrants sold as part of the units in our initial public offering, and such registration may not be in place when an investor desires to exercise such warrants;

●	shares being redeemed and warrants becoming worthless;

●	events which may result in the per-share amount held in our trust account dropping below $10.00 per public share;

●	our directors may decide not to enforce the indemnification obligations of our sponsor;

●	if, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced;

●	because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations;

●	we may seek acquisition opportunities in companies that may be outside of our management’s areas of expertise;

●	if we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations;

●	changes in laws or regulations, or a failure to comply with any laws and regulations, tax consequences to Business Combinations may adversely affect our business, investments and results of operations; and

●	other risk factors included under “Item 1A. Risk Factors” below.

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

Organizational History and Business

We are a blank check company incorporated in September 2021 as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses or entities, which we refer to as our “initial business combination”. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination. We have reviewed, and continue to review, a number of opportunities to enter into an initial business combination with an operating business, but we are not able to determine at this time whether we will complete an initial business combination with any of the target businesses that we have reviewed or with any other target business.

We intend to effectuate our initial business combination using cash from the proceeds of our IPO (discussed below) and the sale of the private placement units, debt or a combination of cash, shares of stock and debt.

Although we may pursue a Business Combination in any industry, our objective is to identify and consummate a Business Combination with a business in the energy industry, which includes and is not limited to, the energy transition industry.

Initial Public Offering

On November 22, 2024, the Company sold 6,900,000 units (“units”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 900,000 units. The units were sold for $10.00 per Unit, generating gross proceeds of $69.0 million, and we incurred offering costs of $3,423,710, consisting of $517,500 of cash underwriting discount, $2,070,000 of deferred underwriting fees, $77,280 fair value of 120,750 shares of common stock issued to Kingswood Capital Partners LLC, the representative of the underwriters of the IPO (the “Representatives Shares”), and $758,930 of other offering costs (the “IPO” or “initial public offering”). Each Unit consists of one share of common stock, par value $0.0001 per share, one warrant (each a “public warrant”) and one right (each a “public right”). Each public warrant entitles the holder to receive one share of our common stock at an exercise price of $11.50 per share, subject to adjustment. Each holder of a public right will automatically receive one-eighth (1/8) of one share of common stock upon consummation of our initial business combination.

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

A total of $517,500 of underwriting fees (0.75% of the total offering proceeds) were paid to the underwriters upon the closing of the IPO, together with 120,750 shares of our common stock, and a total of $2,070,000 of deferred underwriting fees (3% of the total offering proceeds) were placed into the trust account, to be payable to the underwriters, at such time as we complete our initial business combination, subject to the terms of the underwriting agreement.

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

Sourcing of Potential Business Combination Targets

We believe our management team’s significant operating and transaction experience and relationships with companies, provides us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring, financing and selling businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

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

Financial Position

With funds available for a business combination initially in the amount of $72,113,895 assuming no redemptions and after payment of $2,070,000 of deferred underwriting discounts, and prior to any post-IPO working capital expenses, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. In the event of significant redemptions, we expect to be able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we believe we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Ability to extend time to complete an initial business combination

If we anticipate that we may not be able to consummate our initial business combination within 18 months, we may, by resolution of our board of directors if requested by our sponsor, extend the period of time to consummate an initial business combination up to six times, each by an additional one month (for a total of up to 24 months to complete an initial business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for us to consummate our initial business combination, our initial stockholders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each one-month extension, $229,700 ($0.0333 per share) on or prior to the date of the applicable deadline, up to an aggregate of $1,378,200, or approximately $0.20 per share. Any such payments would be made in the form of a loan. On April 15, 2025, the Company entered into a convertible promissory note dated March 31, 2025 (the “Working Capital Note”) with its Sponsor. Pursuant to the Working Capital Note, the Company may request, and in the sole discretion of the Sponsor, the Sponsor may loan the Company, drawdowns of up to an aggregate $1,500,000 in principal from time to time, less $11,730 which was advanced prior to the execution of the Working Capital Note, and included as outstanding thereunder, with such amounts to be used for working capital, which was outstanding as of December 31, 2025. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement with our initial stockholder, our sponsor, contains a provision pursuant to which our sponsor has agreed to waive their right to be repaid for such loans in the event that we do not complete a business combination. Our sponsor and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $287,601 of proceeds currently held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses which may include the costs associated with obtaining directors and officers “tail” insurance.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. As of December 31, 2025, we had access to $287,601 outside of the trust account with which to pay any such potential claims (not including costs and expenses incurred in connection with our liquidation, up to an aggregate of $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under applicable law. See “Item 1A. Risk Factors — Certain of our directors and officers are now, and all of them may in the future, become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

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

Employees

We currently have three officers, Mr. Brady Rodgers, Mr. Harold R. DeMoss III, and Mr. Mike Lessard, and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

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

Summary Risk Factors

Our company is subject to numerous risks described below and elsewhere in this Report. You should carefully consider these risks before making an investment. Some of these risks relating to our business objectives, our organization and structure include:

●	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	If we seek stockholder approval of our initial business combination, our initial stockholders, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the status of debt and equity markets.

●	Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the conflict in the Middle East.

●	We may not be able to complete our initial business combination within the prescribed time frame and/or extend the required date to complete our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	Inflation Reduction Act of 2022 may result in the imposition of an excise tax on the Company;

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

●	We may have limited ability to assess the management of a prospective target business and, as a result, this may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

●	We may be able to complete only one business combination with the proceeds of our IPO and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

●	We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

●	Our directors and officers will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of the shares of our common stock sold in the IPO, you will lose your ability to redeem all such shares in excess of 15% of the shares of our common stock sold in the IPO.

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

Unlike some other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders, directors and officers have agreed (and their respective permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares, shares included in the private placement units and any public shares held by them in favor of our initial business combination. As a result, in addition to the founder shares and shares included in the private placement units, we would need only a maximum of 2,107,126 votes, if approval of the transaction required majority voting approval, no votes, assuming the transaction only required the affirmative vote of a majority of the shares voted at a meeting at which there was a quorum, of the 6,900,000 public shares sold in the IPO to be voted in favor of an initial business combination in order to have such initial business combination approved. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. Our majority stockholder currently beneficially owns approximately 28.7% of the issued and outstanding shares of our common stock. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

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

Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the conflict in the Middle East.

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the conflict in the Middle East. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the conflict in the Middle East and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflict in the Middle East and subsequent sanctions or related actions, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination.

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

We may not be able to complete our initial business combination within the prescribed time frame and/or extend the required date to complete our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants and rights will expire worthless.

We must complete our initial business combination by May 22, 2026, 18 months from the closing of our IPO. However, if we anticipate that we may not be able to consummate our initial business combination by May 22, 2026, we may, by resolution of our board, extend the period of time to consummate an initial business combination up to six times, each by an additional one month (for a total of up to 24 months to complete a business combination). In order to extend the time available for the Company to consummate an initial business combination, our sponsor or its affiliates or designees must deposit into the trust account $229,700 ($0.0333 per share) on or prior to the date of the applicable deadline, for each one-month extension. Our sponsor or its affiliates or designates may not have sufficient funds and/or may not be able to raise sufficient funds to deposit amounts in our trust account to allow for extensions of the date we are required to complete our initial business combination.

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

Of the net proceeds of our IPO and the sale of the private placement units, as of December 31, 2025, only approximately $287,601 was available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation to loan funds to, or otherwise invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our warrants and rights will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per- share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

Although we expect to focus our search for a target business by concentrating our efforts on the transitional energy sector, we may seek to complete a business combination with an operating company of any size (subject to our satisfaction of the 80% of net assets test) and in any industry, sector or geographic area. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence.

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

Although we intend to target a business combination in the transitional energy sector, we may consider a business combination outside of our target focus, which may be outside of our management’s areas of expertise. If a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company, we may pursue it. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholder or warrant holder who chooses to remain a stockholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such stockholders and warrant holders are unlikely to have a remedy for such reduction in value.

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

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy, and we have 18 months (or up to 24 months if we extend the time to complete our initial business combination in accordance with the procedures set forth in our amended and restated certificate of incorporation. If the review process extends beyond such timeframe or our business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate our company. In such circumstances, our warrants and rights will expire worthless.

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

If we are successful in completing a business combination with a target business in the transitional energy sector, we may be subject to, and possibly adversely affected by, the following risks:

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

We are dependent upon our directors and officers, and their departure could adversely affect our ability to operate.

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

On January 13, 2022, our sponsor initially subscribed for an aggregate of 3,593,750 founder shares. In connection with a reduction in the planned size of the offering, the subscription agreement was amended and restated on October 10, 2022, on December 28, 2022, and on December 1, 2023, the subscription agreement was further amended and restated in connection with a change in the proposed terms of the offering to provide for a subscription of 2,300,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.011 per share. The founder shares will be worthless if we do not complete an initial business combination.

In addition, our sponsor purchased 265,000 private placement units simultaneously with our IPO, each unit consisting of one share of common stock, one warrant and one right, with each warrant exercisable for one share of common stock, for a purchase price of $2,650,000 in the aggregate and each right entitling the holder to one-eighth of one share of common stock upon completion of the initial business combination, or $10.00 per unit, that will also be worthless if we do not complete a business combination.

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

Our amended and restated certificate of incorporation provides that any of its provisions (related to pre-business combination activity (including the requirement to fund the trust account and not release such amounts except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least a majority of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of a majority of our common stock. In all other instances, our amended and restated certificate of incorporation provides that it may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL, or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation or on our initial business combination. Our initial stockholders, who collectively beneficially own 28.7% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

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

CO2 Energy Transition, LLC, our sponsor, beneficially owns approximately 28.7% of our common stock. As a result, it has significant influence on the stockholder vote. Consequently, it has the ability to influence matters affecting our stockholders and therefore exercises significant control in determining the outcome of a number of corporate transactions or other matters. Additionally, it will be difficult if not impossible for investors to remove our current directors, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of our common stock and wish to vote them at annual or special stockholder meetings, your shares will have little effect on the outcome of corporate decisions. Because CO2 Energy Transition, LLC will significantly influence the vote on all stockholder matters, investors may find it difficult to replace our management if they disagree with the way our business is being operated. The interests of CO2 Energy Transition, LLC may not coincide with our interests or the interests of other stockholders.

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

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our shares of common stock held by non-affiliates equals or exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities, and the trading prices of our securities may be more volatile.

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

Our units, shares, warrants and rights are currently traded on Nasdaq. Although we currently meet the continued listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a $50 million market value of listed securities, 1.1 million publicly available shares, a $15 million market value of publicly held shares and a minimum number of holders of our securities (generally 400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq, for instance, our stock price would generally be required to be at least $4.00 per share, the market value of listed securities would be required to be at least $75 million, we would need to have 1.1 million publicly available shares and $20 million of market value of unrestricted publicly held shares, and we would be required to have a minimum of 400 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of the shares of our common stock, you will lose your ability to redeem all such shares in excess of 15% of the shares of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our IPO, without our prior consent. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. As a result, you will continue to hold that number of shares exceeding 15%, and in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors.

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

We may issue a substantial number of additional shares of our common stock in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also enter into forward purchase agreements or other commitments to purchase our securities prior to completion of our initial business combination. We may also issue shares of our common stock to redeem the public warrants. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of common stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares on any initial business combination. The issuance of additional shares of common stock or shares of preferred stock:

●	may significantly dilute the equity interest of shareholders;

●	may subordinate the rights of holders of shares of common stock if shares of preferred stock are issued with rights senior to those afforded our shares of common stock;

●	could cause a change of control if a substantial number of our shares of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, shares of common stock, warrants and/or rights; and

●	may not result in adjustment to the exercise price of our warrants.

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

In a private placement in connection with our IPO, our sponsor purchased 265,000 private placement units, each containing one share of our common stock, one warrant exercisable to purchase one share of our common stock at a price of $11.50 per share, subject to adjustment, and one-eighth of a right. Our initial stockholder, our sponsor, currently holds 2,565,000 shares of our common stock. In addition, if our sponsor, an affiliate of our sponsor or certain of our directors and officers make any working capital loans, up to $1,500,000 of such loans may be converted into units, at the price of $10.00 per unit at the option of the lender. Such units would be identical to the private placement units. To the extent we issue shares of our common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of our common stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of our common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

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

Holders

As of March 13, 2026, there were two holders of record of our public units, five holders of record of our common stock, one holder of record of our public warrants, and one holder of record of our public rights.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended December 31, 2025, and from the period from January 1, 2026 to the filing date of this Report which have not previously been disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Results of Operations. An analysis of our financial results for the years ended December 31, 2025 and 2024.

●	Critical Accounting Estimates. A Summary of critical accounting estimates.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2025, the Company had $287,601 in cash and a working capital deficit of $422,177.

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

For the year ended December 31, 2025, cash used in operating activities was $745,359. Net income of $1,652,360 was impacted by interest earned on marketable securities held in the trust account of $2,882,889, and changes in operating assets and liabilities provided $485,170 of cash.

For the year ended December 31, 2024, cash used in operating activities was $305,589. Net income of $2,632 was impacted by interest earned on marketable securities held in the trust account of $310,897 and payment of operation costs through the promissory note of $11,050. Changes in operating assets and liabilities provided $7,407.

For the year ended December 31, 2025, cash provided by investing activities was $79,891, representing cash interest withdrawn from the Trust Account to pay taxes.

For the year ended December 31, 2024, cash used in investing activities was $69,000,000, representing the investment of cash in our trust account.

For the year ended December 31, 2025, no cash was used in financing activities.

For the year ended December 31, 2024, cash provided by financing activities was $70,256,546, mainly due to proceeds from the IPO and the sale of the private placement units.

As of December 31, 2025, we had investments of $72,113,895 held in the trust account. Through December 31, 2025, we have withdrawn $79,891 of interest earned from the trust account to pay taxes.

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

As of December 31, 2025, we had cash of $287,601. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with an initial business combination, we and the sponsor, on April 15, 2025, entered into a convertible promissory note dated March 31, 2025 (the “Working Capital Note”). Pursuant to the Working Capital Note, we may request, and in the sole discretion of the sponsor, the sponsor may loan the Company, loan drawdowns of up to an aggregate of $1,500,000 in principal (“Working Capital Loan”) from time to time, less $11,730 which was advanced prior to the execution of the Working Capital Note, and included as outstanding thereunder, with such amounts to be used for working capital.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters were entitled to a cash underwriting discount of 0.75% of the gross proceeds of the Initial Public Offering, or $517,500, which was paid upon the closing of the Initial Public Offering, together with 120,750 shares of our common stock. Additionally, the underwriters were entitled to a deferred underwriting discount of 3.00% of the gross proceeds of the Initial Public Offering, or $2,070,000, payable upon the closing of an initial Business Combination from the amounts held in the trust account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 30, 2021 (inception) through December 31, 2025, were organizational activities, those necessary to prepare for the Initial Public Offering, described below and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had net income of $1,652,360, which consists of interest income on investments held in the trust account of $2,882,889, offset by operating costs of $646,306, provision for income taxes of $579,272, and interest expense of $4,951.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

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

Underwriting Agreement

The underwriters were entitled to a cash underwriting discount of 0.75% of the gross proceeds of the Initial Public Offering, or $517,500, which was paid upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.00% of the gross proceeds of the Initial Public Offering, or $2,070,000, payable upon the closing of an initial Business Combination from the amounts held in the trust account, as well as 120,750 representative shares with the fair value of $77,280 issued to the underwriters in connection with closing of the Initial Public Offering.

The deferred fee will become payable to the underwriter from the amounts held in the trust account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2025, 6,900,000 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as redeemable common stock and non-redeemable common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

We have not considered the effect of the warrants sold in the initial public offering and the concurrent private placement to purchase an aggregate of 7,165,000 warrants in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per common share are the same as basic earnings per common share for the period.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CO2 ENERGY TRANSITION CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

CO2 Energy Transition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CO2 Energy Transition Corp. as of December 31, 2025 and 2024, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of CO2 Energy Transition Corp. as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before May 22, 2026. The Company lacks the capital resources that are needed to fund its operations for a reasonable period of time, which is generally considered to be one year from the issuance of the financial statements. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to CO2 Energy Transition Corp. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. CO2 Energy Transition Corp. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as CO2 Energy Transition Corp's auditor since 2023.

New York, NY

March 13, 2026

PCAOB ID Number 100

CO2 ENERGY TRANSITION CORP.

BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash	$287,601	$953,069
Prepaid expenses	95,333	220,947
Total Current Assets	382,934	1,174,016

Investments held in Trust Account	72,113,895	69,310,897
TOTAL ASSETS	$72,496,829	$70,484,913

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$142,278	$297,787
Accrued offering costs	75,000	75,000
Income tax payable	576,103	61,039
Working Capital Note – related party	11,730	11,730
Total Current Liabilities	805,111	445,556
Deferred underwriting fee	2,070,000	2,070,000
TOTAL LIABILITIES	2,875,111	2,515,556

Common Stock Subject to Possible Redemption (Note 7)
Common stock subject to possible redemption, 6,900,000 shares issued and outstanding at redemption value of $10.35 and $10.03 per share as of December 31, 2025 and 2024, respectively	71,410,223	69,233,258

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value; 40,000,000 shares authorized; 2,685,750 shares issued and outstanding at December 31, 2025 and 2024, respectively (excluding 6,900,000 shares subject to possible redemption)	269	269
Additional paid-in capital	—	—
Accumulated deficit	(1,788,774)	(1,264,170)
Total Stockholders’ Deficit	(1,788,505)	(1,263,901)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$72,496,829	$70,484,913

The accompanying notes are an integral part of the financial statements.

CO2 ENERGY TRANSITION CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024
General and administrative costs	$646,306	$246,139
Loss from operations	(646,306)	(246,139)

Other (expense) income:
Interest expense	(4,951)	(1,087)
Interest earned on investments held in Trust Account	2,882,889	310,897
Total other income, net	2,877,938	309,810

Income before provision for income taxes	2,231,632	63,671
Provision for income taxes	(579,272)	(61,039)
Net income	$1,652,360	$2,632

Basic weighted average shares outstanding, common stock subject to possible redemption	6,900,000	735,246
Basic and diluted net income per share, common stock subject to possible redemption	$0.17	$0.00
Basic weighted average shares outstanding, non-redeemable common stock	2,685,750	2,073,072
Basic and diluted net income per share, non-redeemable common stock	$0.17	$0.00

The accompanying notes are an integral part of the financial statements.

CO2 ENERGY TRANSITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	2,300,000	$230	$24,770	$(361,845)	$(336,845)
Accretion of common stock subject to redemption to redemption amount	—	—	(3,511,194)	(904,957)	(4,416,151)
Sale of 265,000 shares of common stock	265,000	27	2,649,973	—	2,650,000
Fair Value of Public Warrants at issuance	—	—	207,000	—	207,000
Fair value of representative shares deferred until IPO	120,750	12	77,268	—	77,280
Fair value of rights included in Public units	—	—	621,000	—	621,000
Allocated value of transaction costs to common stock	—	—	(68,817)	—	(68,817)
Net income	—	—	—	2,632	2,632
Balance – December 31, 2024	2,685,750	269	—	(1,264,170)	(1,263,901)
Accretion of common stock subject to redemption to redemption amount	—	—	—	(2,176,965)	(2,176,965)
Net income	—	—	—	1,652,360	1,652,360
Balance – December 31, 2025	2,685,750	$269	$—	$(1,788,774)	$(1,788,505)

The accompanying notes are an integral part of the financial statements.

CO2 ENERGY TRANSITION CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$1,652,360	$2,632
Adjustments to reconcile net income to net cash used in operating activities:
Operating expenses paid on behalf of the Company	—	11,050
Interest earned on Investments held in Trust Account	(2,882,889)	(310,897)
Changes in operating assets and liabilities:
Prepaid expenses	125,614	(220,947)
Accounts payable and accrued expenses	(155,508)	151,534
Income tax payable	515,064	61,039
Net cash used in operating activities	(745,359)	(305,589)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(69,000,000)
Cash withdrawn from Trust Account for income and franchise taxes	79,891	—
Net cash provided by (used in) investing activities	79,891	(69,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	68,482,500
Proceeds from sale of Private Units	—	2,650,000
Proceeds from promissory note - related party	—	129,800
Repayment of promissory note - related party	—	(562,000)
Payment of offering costs	—	(443,754)
Net cash provided by financing activities	—	70,256,546

Net Change in Cash	(665,468)	950,957
Cash – Beginning of period	953,069	2,112
Cash – End of year	$287,601	$953,069

Non-cash investing and financing activities and cash paid for income taxes:
Deferred offering costs included in accrued offering costs	$—	$3,635
Amounts reclassified to promissory note	$11,730	$—
Cash paid for income taxes	$64,208	$—

The accompanying notes are an integral part of the financial statements.

CO2 ENERGY TRANSITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

CO2 Energy Transition Corp. (the “Company”) was incorporated in Delaware on September 30, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. While the Company may pursue an initial Business Combination target in any industry or geographic location, the Company intends to focus its search for a target business in the transitional energy sector. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from September 30, 2021 (inception) through December 31, 2025, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On November 22, 2024, in connection with the closing of the Initial Public Offering, the underwriters were entitled to a cash underwriting discount of 0.75% of the gross proceeds of the Initial Public Offering, or $517,500, which was paid upon the closing of the Initial Public Offering. Additionally, the underwriters were entitled to a deferred underwriting discount of 3.00% of the gross proceeds of the Initial Public Offering, or $2,070,000, payable upon the closing of an initial Business Combination from the amounts held in the Trust Account, as well as 120,750 representative shares with the fair value of $77,280 issued to the underwriters in connection with the closing of the Initial Public Offering.

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

CO2 ENERGY TRANSITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

CO2 ENERGY TRANSITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

Risks and Uncertainties

The United States and global markets have experienced, and may continue to experience, significant volatility and disruption as a result of geopolitical instability, including the ongoing Russia-Ukraine conflict, an escalation of the ongoing Israel-Hamas conflict and broader instability in the Middle East, as well as other existing or emerging geopolitical tensions. In response to the Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) has deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have imposed extensive sanctions and other restrictive measures against Russia, Belarus and related individuals and entities, including restrictions on certain financial institutions and access to global payment systems. Certain countries, including the United States, have also provided, and may continue to provide, military aid or other assistance to Ukraine and to Israel, which may further increase geopolitical tensions among a number of nations.

CO2 ENERGY TRANSITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

These conflicts and related developments have heightened global security concerns and have contributed to, and may continue to contribute to, significant volatility in commodity prices (including energy), inflationary pressures, disruptions to global trade routes and supply chains, instability and reduced liquidity in credit and capital markets, heightened interest rates, increased cyberattacks (including state-sponsored or retaliatory cyber activity) and a decrease in willingness of investors to embrace risk. In addition, current and future sanctions, export controls, foreign investment restrictions and other regulatory actions could increase compliance costs, limit business operations or financing alternatives, or adversely affect the ability of companies to engage in cross-border transactions.

Although the duration, scope and ultimate impact of these conflicts and related geopolitical developments are highly uncertain and difficult to predict, any escalation, continuation or expansion of these or other geopolitical events could adversely affect global economic conditions and financial markets. Any of these factors, or other negative impacts on the global economy, capital markets or geopolitical conditions, could materially and adversely affect the Company’s ability to identify, negotiate and consummate an initial Business Combination, including by limiting the availability of financing, reducing the number of attractive target businesses, increasing transaction costs, delaying transaction timelines or adversely affecting the operations, valuation or prospects of any target business with which the Company may ultimately consummate, or seek to consummate, an initial Business Combination.

Liquidity, Capital Resources and Going Concern

As of December 31, 2025, the Company had $287,601 in cash and a working capital deficit of $422,177. The Company’s liquidity needs through December 31, 2025, have been satisfied through proceeds from the consummation of the Initial Public Offering on November 22, 2024, as well as the issuance of the $1,500,000 promissory note to the Sponsor on April 15, 2025, which was dated March 31, 2025, and borrowings thereunder. The Company withdrew $79,891 for payment of income and franchise taxes in 2025.

In addition, if the Company is unable to complete a Business Combination by May 22, 2026, unless extended further for up to 6 months, then the Company will cease all operations except for the purpose of liquidating. The Company cannot be assured that its plans to consummate an initial Business Combination will be successful.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern,” Management has determined that the potential liquidity shortfall and the mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be required to liquidate after May 22, 2026.

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

CO2 ENERGY TRANSITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2025 and 2024, the Company had $287,601 and $953,069 in cash, respectively, and no cash equivalents.

Investments in Trust Account

As of December 31, 2025 and 2024, the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. government securities. The Company accounts for its investments as trading securities under ASC 320 “Investments—Debt and Equity Securities”, where securities are presented at fair value on the balance sheets. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the statements of operations.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2025 and 2024, the Company had a full valuation allowance against the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company’s effective tax rate was 26.0% and 95.9% for the years ended December 31, 2025, and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% due to the valuation allowance on the deferred tax assets.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

CO2 ENERGY TRANSITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

Net Income per Common Stock Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares outstanding, which are referred to as redeemable common stock and non-redeemable common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 7,165,000 shares of common stock in the calculation of diluted income per share, because their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended December 31, 2025 and 2024. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per common stock share:

	For the Years Ended December 31,
	2025		2024
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income per common stock share
Numerator:
Allocation of net income	$1,189,400	$462,961	$689	$1,943
Denominator:
Basic and diluted weighted average common stock outstanding	6,900,000	2,685,750	735,246	2,073,072
Basic and diluted net income per common stock share	$0.17	$0.17	$0.00	$0.00

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period. There were no derivative financial instruments as of December 31, 2025 and 2024.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

Common Stock Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants and Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at December 31, 2025 and 2024, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively. At December 31, 2025 and 2024, the common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Warrants	(207,000)
Proceeds allocated to Public Rights	(621,000)
Common stock issuance costs	(3,354,893)
Plus:
Remeasurement of carrying value to redemption value	4,416,151
Common stock subject to possible redemption, December 31, 2024	$69,233,258
Plus:
Remeasurement of carrying value to redemption value	2,176,965
Common stock subject to possible redemption, December 31, 2025	$71,410,223

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

CO2 ENERGY TRANSITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

Promissory Note — Related Party

On January 8, 2022, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $400,000. On February 15, 2023, the Company amended the Promissory Note’s principal amount from $400,000 to $450,000. On April 20, 2024, the Company further amended the Promissory Note’s principal amount from $450,000 to $800,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2025, or (ii) the consummation of the Initial Public Offering. As of December 31, 2025 and 2024, there was $0 and $11,730 outstanding under the Promissory Note, respectively. On November 22, 2024, upon the closing of the Initial Public Offering, the Company repaid the note and borrowings with the exception of $11,730, which was rolled into the Working Capital Note issued by the Company on April 15, 2025, as described below.

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

CO2 ENERGY TRANSITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

On April 15, 2025, the Company entered into a convertible promissory note dated March 31, 2025 (the “Working Capital Note”) with its Sponsor. Pursuant to the Working Capital Note, the Company may request, and in the sole discretion of the Sponsor, the Sponsor may loan the Company, drawdowns of up to an aggregate of $1,500,000 in principal from time to time, less $11,730 which was advanced prior to the execution of the Working Capital Note, and included as outstanding thereunder, with such amounts to be used for working capital.

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

As of December 31, 2025 and 2024, $11,730 and $0, respectively, was outstanding under the Working Capital Note.

Administrative Services Agreement

The Company entered into an agreement, commencing on November 12, 2024 through the earlier of consummation of the initial Business Combination and the Company’s liquidation, to pay the Sponsor $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. For the year ended December 31, 2025, the Company had incurred and paid $120,000 of administrative services fees. For the year ended December 31, 2024, the Company had incurred and paid $3,667 of administrative services fees. The administrative services fees are included in General and administrative costs in the Company’s statements of operations.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

The underwriters were entitled to a cash underwriting discount of 0.75% of the gross proceeds of the Initial Public Offering, or $517,500, which was paid upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.00% of the gross proceeds of the Initial Public Offering, or $2,070,000, payable upon the closing of an initial Business Combination from the amounts held in the Trust Account, as well as 120,750 representative shares with the fair value of $77,280 issued to the underwriters in connection with the closing of the Initial Public Offering.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, there were no shares of preferred stock issued and outstanding.

Common Stock — The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of December 31, 2025 and 2024, 2,685,750 shares of common stock are issued and outstanding respectively, excluding 6,900,000 shares of common stock subject to possible redemption.

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

As of December 31, 2025 and 2024, there were 6,900,000 rights related to the Initial Public Offering and 265,000 rights related to Private Units, outstanding.

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

Warrants —The Public Warrants were to become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering, and as such, became exercisable on November 22, 2025. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

CO2 ENERGY TRANSITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

CO2 ENERGY TRANSITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

As of December 31, 2025 and 2024, there were 6,900,000 Public Warrants and 265,000 Private Warrants outstanding.

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

NOTE 9. INCOME TAXES

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2025	2024
Deferred tax assets
Net operating loss carryforward	$-	$-
Startup Costs	248,509	137,879
Total deferred tax assets	248,509	137,879
Valuation allowance	(248,509)	(137,879)
Deferred tax assets, net of allowance	$-	$-

The income tax provision for the years ended December 31, 2025 and 2024 consists of the following:

	December 31,	December 31,
	2025	2024
Federal
Current	$579,272	$61,039

Deferred	(110,630)	(47,668)
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	110,630	47,668
Income tax provision	$579,272	$61,039

As of December 31, 2025 and 2024, the Company had a total of $0 and $0, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely.

CO2 ENERGY TRANSITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2025 and 2024, the change in the valuation allowance was $110,630 and $47,668 respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2025	2024
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrants	0.0%	0.0%
Change in valuation allowance	5.0%	74.9%
Income tax provision	26.0%	95.9%

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

CO2 ENERGY TRANSITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2025 and 2024, indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2025	December 31, 2024
Assets:
Investments held in Trust Account	1	$72,113,895	$69,310,897

As of December 31, 2025 and 2024, the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. government securities.

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

CO2 ENERGY TRANSITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	For the Years Ended December 31,
	2025	2024
General and administrative expenses	$646,306	$246,139
Interest earned on the Trust Account	$2,882,889	$310,897

	December 31, 2025	December 31, 2024
Cash	$287,601	$953,069
Investments held in Trust Account	$72,113,895	$69,310,897

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

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal accounting/financial officer), Mr. Brady Rodgers and Mr. Harold R. DeMoss III, respectively, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2025, the design and operation of our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the three months ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans. During the quarter ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Officers

Our directors and officers are as follows:

Name	Age	Title	Director Since
Brady Rodgers	47	President and Chief Executive Officer; Director	November 2024
Harold R. DeMoss III	69	Chief Financial Officer
Mike Lessard	37	Vice President of Business Development
William H. Flores	72	Independent Director	November 2024
Marcella Burke	43	Independent Director	November 2024
Charles E. Fox	65	Chairman of the Board	November 2024
James Wang	42	Independent Director	November 2024

Business Experience

The following is a brief description of the business experience and background of our current directors and executive officers. There are no family relationships among any of the directors or executive officers.

Brady Rodgers
President & CEO

Brady Rodgers has served as our President & Chief Executive Officer and a member of our Board of Directors since November 2024. Mr. Rodgers has served as President of Antelope Energy Partners, LLC since May 2023. Mr. Rodgers was the President and CEO of Native State CCS, a CCS development company targeting on-site geological storage for ethanol plants from 2020 through December 2023. Additionally, he has served as CEO of Focus Oil from 2016 to date with his primary focus on strategic, mergers & acquisitions and technical advisory for middle market oil & gas acquisitions. He was a Vice President of GulfSlope Energy from 2013-2016 in corporate development & engineering. He was formerly Group Head — Energy Acquisitions & Divestitures for J.P. Morgan from 2010-2013. He was with Venoco E & P in Denver in engineering & as an operations manager from 2008-2010. His international experience includes a stint with Endeavour International Corporation in London, UK & Houston in development & engineering lead North Sea 2005-2008 and Devon Energy Sr. Production & Reservoir Engineer from 2002-2005. Mr. Rodgers has a Masters in Global Energy Management from the University of Colorado and a BS in Petroleum Engineering from the University of Kansas. He has served on the Board of Directors, Unconventional Resources Technical Advisory Committee (URTAC), 2009-2010 by direct appointment of President Barack Obama. URTAC is a US Department of Energy administered board that makes annual recommendations on federal research of E & P foundational sciences in conjunction with federal, state and environmental, and industry representatives. He has been a former or current member of SPE, IPAA, ADAM, YPE, DAC and Houston Producers Forum. He is a former Board of Trustees of the Houston Hobby Center for the Performing Arts and an active volunteer with Junior achievement, Habit for Humanity and PTSD veteran support group.

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

William H. Flores, CPA
Independent Director (Energy/Government)

William H. “Bill” Flores has 30 years of energy industry experience, including over 20 years of “C-level” and board governance leadership with public and private energy companies. Following his energy industry career, he served in the United States House of Representatives from 2011 to 2021 as Congressman for the 17th Congressional District of Texas from 2011 to 2021. He currently serves as Chair of Serolf Technologies LLC (wholly-owned by Mr. Flores); Chair of the Board of the Electric Reliability Council of Texas (ERCOT); Chair of the Board and Audit Committee Chair of Nauticus Robotics Inc. (NASDAQ); Director and Audit Committee Chair of New Era Helium (NASDAQ); member of the Strategic Advisory Committee of Veriten LLC; and member of the boards of several non-profit organizations. Bill is a Texas licensed CPA with a BBA in Accounting from Texas A&M University (College Station) and an MBA from Houston Christian University.

We believe Mr. Flores is qualified to serve on our board due to his extensive government and energy experience.

Marcella Burke
Independent Director (Legal and Regulatory)

Marcella Burke serves as a Director of the Company. Ms. Burke is an expert in environmental law and regulation. She has been the owner and managing partner at The Burke Law Group since February 2023. Previously, she was a partner at Eversheds Sutherland US LLP from July 2022 through January 2024. Prior to that, from September 2019 through July 2022, she was a partner at King & Spalding LLP, where she led the Houston office’s Environmental Health and Safety practice. Ms. Burke previously served as Deputy General Counsel at the Environmental Protection Agency, where she managed the litigation docket and regulatory portfolio of the Office of Chemical Safety and Pollution Prevention. She also previously served at the Department of Interior as Deputy Solicitor for Energy and Natural Resources, and Senior Counselor to the Assistant Secretary for Land and Minerals Management, where she managed the litigation docket and regulatory portfolio of all energy and natural resource permitting and project development on federal oil and gas, renewables, and carbon capture program.

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

Charles E. Fox
Chairman (Industry)

Charles E. “Chuck” Fox serves as our Chairman. He is chief executive officer and co-founder of Windy Cove Energy II, an oil and gas producer, and Pure Earth Plasma Holdings, which are investors in the sponsor entity, CO2 Energy Transition, LLC. Prior to Pure Earth and Windy Cove Energy II, he co-founded and led Windy Cove Energy as its chief executive officer from 2014 – 2016. Previously, he was vice president of operations and engineering for Kinder Morgan CO2 Company (2000 — 2013). Mr. Fox is a co-author of the SPE monograph, Practical Aspects of CO2 Flooding and was an SPE distinguished lecturer on carbon capture utilization and storage. He has taught numerous classes about CO2 flooding and carbon storage. He holds an M.S. degree in petroleum engineering from Stanford University and a B.S. degree in mechanical engineering from Rice University. He is a registered professional engineer in Texas and New Mexico.

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

Leisha John
Advisory Council Member

Leisha John is an ESG Advisor to the Board. Ms. John is a CPA with 38 years of experience at EY (Ernst & Young LLP). She served as the first Americas Director of Environmental Sustainability from 2008 through her retirement in 2021. In her role, she advised the EY Americas Executive Board on Environmental, Social and Governance (ESG) matters. Prior to her ESG appointment, Ms. John was the CEO of EY’s Global Delivery Services (shared services) center in Bangalore, India where she led the global operations from 2004-2008. Her expertise in operations, workforce development, transformation and multi-stakeholder engagement contributed to billions of dollars of growth at EY. Prior to her CEO role, she served as the Director of Strategy and Innovation for EY’s US Tax practice following many years serving EY’s audit and tax clients in various industries. Currently, she is the Chairman of Earthwatch Institute, a global organization that engages citizens in science to promote conservation. Ms. John is a CPA, a LEED AP, a Competent Board ESG Certificate holder, and serves on the Sustainable Business Advisory Council for the University of Miami.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have four “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our board of directors has determined that each of Messrs. Flores, Fox and Wang and Ms. Burke is an independent director under applicable SEC and Nasdaq listing standards. Accordingly, a majority of the members of our Board of Directors are independent as defined in the Nasdaq rules governing members of boards of directors and as defined under Rule 10A-3 of the Exchange Act.

In assessing director independence, the Board considers, among other matters, the nature and extent of any business relationships, including transactions conducted, between the Company and each director and between the Company and any organization for which one of our directors is a director or executive officer or with which one of our directors is otherwise affiliated.

Furthermore, the Board has determined that each of the members of our Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee, is independent within the meaning of Nasdaq director independence standards applicable to members of such committees, as currently in effect.

Our independent directors have regularly scheduled meetings at which only independent directors are present.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between our sole officer and any other person, including our sole director, pursuant to which the officer was selected to serve as an officer.

Other Directorships

No director of the Company is also a director of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act), except as otherwise stated herein.

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

Board Leadership Structure

Our Board of Directors has the responsibility for selecting our appropriate leadership structure. In making leadership structure determinations, the Board of Directors considers many factors, including the specific needs of our business and what is in the best interests of our shareholders. Our current leadership structure is comprised of a separate Chairman of the Board of Directors, and Chief Executive Officer (“CEO”). Mr. Rodgers currently serves as CEO and Mr. Fox currently serves as Chairman of the Board of Directors (“Board”) of the Company. The Board of Directors does not have a policy as to whether the Chairman should be an independent director, an affiliated director, or a member of management. Our Board of Directors believes that the Company’s current leadership structure is appropriate because it effectively allocates authority, responsibility, and oversight between management (the Company’s President and CEO, Mr. Rodgers) and the members of our Board of Directors. It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to its CEO, while enabling our Chairman to facilitate our Board of Directors’ oversight of management, promote communication between management and our Board of Directors, and support our Board of Directors’ consideration of key governance matters.

The Board of Directors believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

The Board evaluates its structure periodically, as well as when warranted by specific circumstances, in order to assess which structure is in the best interests of the Company and its stockholders based on the evolving needs of the Company. This approach provides the Board appropriate flexibility to determine the leadership structure best suited to support the dynamic demands of our business.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in our business and strategy, evaluating our risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

The Board exercises direct oversight of strategic risks to us. Our Audit Committee reviews and assesses our processes to manage business and financial risk and financial reporting risk. It also reviews our policies for risk assessment and assesses steps management has taken to control significant risks. Our Compensation Committee oversees risks relating to compensation programs and policies. In each case management periodically reports to our Board or the relevant committee, which provides the relevant oversight on risk assessment and mitigation. The Corporate Governance and Nominating Committee recommends the slate of director nominees for election to the Company’s Board, identifies and recommends candidates to fill vacancies occurring between annual stockholder meetings, reviews, evaluates and recommends changes to the Company’s corporate governance guidelines, and establishes the process for conducting the review of the Chief Executive Officer’s performance.

While the Board and its committees oversee the Company’s strategy, management is charged with its day-to-day execution. To monitor performance against the Company’s strategy, the Board receives regular updates and actively engages in dialogue with management.

Meetings of the Board of Directors and Annual Meeting

During the fiscal year that ended on December 31, 2025, the Board held one meeting and took various other actions via the unanimous written consent of the Board of Directors and the various committees described above. All directors attended all of the Board of Directors’ meetings and committee meetings relating to the committees on which each director served during fiscal year 2025.

Executive Sessions of the Board of Directors

The independent members of our Board of Directors meet in executive session (with no management directors or management present) from time to time. The executive sessions include whatever topics the independent directors deem appropriate.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a corporate governance and nominating committee. The rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee and the corporate governance and nominating committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

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

Insider Trading/Policy Against Hedging

The Company adopted an insider trading policy in March 2025 which governs the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company also plans to follow procedures for the repurchase of any shares of its securities. The Company believes that its insider trading policy and planned repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is incorporated by reference herein as Exhibit 19.1.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file reports of their ownership of, and transactions in, our common stock with the SEC and to furnish us with copies of the reports they file. Based solely upon our review of the Section 16(a) filings that have been furnished to us, we believe that all required Section 16(a) filings were timely filed during fiscal 2025, except that CO2 Energy Transition, LLC, our sponsor, failed to timely disclose one transaction, and as a result, one Form 4 was not timely filed.

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

Outstanding Equity Awards at Fiscal Year-End

The Company: (i) did not grant any stock options to its executive officers or directors during the year ended December 31, 2025; (ii) did not have any outstanding unvested equity awards as of December 31, 2025; and (iii) had no options exercised by its Named Executive Officers in the fiscal year ended December 31, 2025.

Key Man Insurance

The Company does not hold “Key Man” life insurance on any of its officers or directors.

Compensation Of Directors

Directors who are not employees of the Company do not receive any fees for meetings that they attend, but they are entitled to reimbursement for reasonable expenses incurred while attending such meetings. In 2025, no compensation was paid to the Company’s directors for their services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of March 13, 2026 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 9,585,750 shares outstanding as of March 13, 2026, (ii) each of our directors, (iii) each named executive officer, and (iv) all directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of March 13, 2026, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 1334 Brittmoore Rd., Suite 190, Houston, Texas 77043.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned After Offering		Approximate Percentage of Issued and Outstanding Shares of Common Stock After Offering
Brady Rodgers(1)	—		—
Harold R. DeMoss III(1)	—		—
Mike Lessard(1)	—		—

Charles E. Fox(1)	—		—
William H. Flores(1)	—		—
Marcella Burke(1)	—		—
James Wang(1)	—		—
All Directors and Executive Officers as a Group (7 persons)	—		—

Greater than 5% Stockholders
CO2 Energy Transition, LLC(1)	2,830,000	(2)	28.7%
Mizuho Financial Group, Inc.(3)	838,309		8.7%
Karpus Management, Inc.(4)	721,246		7.5%
MMCAP International Inc. SPC(5)	590,000		6.2%
AQR Capital Management Holdings, LLC(6)	590,000		6.2%
Aristeia Capital, L.L.C.(7)	590,000		6.2%
Barclays PLC(8)	497,499		5.2%

*	less than 1%

(1)	Each of our officers, directors is, directly or indirectly, a member of our sponsor or have direct or indirect economic interests in our sponsor, and each of them disclaims any beneficial ownership of any shares held by our sponsor except to the extent of his or her ultimate pecuniary interest. The shares held by our sponsor are beneficially owned by Andrew J. Martin, Charles E. Fox, and David Gow, its Managers. Address: 1334 Brittmoore Rd., Suite 190, Houston, Texas 77043.

(2)	Includes 265,000 shares of common stock of the Company issuable upon the exercise of 265,000 private placement warrants. Each warrant is exercisable to purchase one share of common stock at $11.50 per share, subject to adjustment, and became exercisable beginning 30 days after the completion of the Company’s initial business combination (November 22, 2025) and expires five years after the completion of the Company initial business combination or earlier upon redemption or liquidation. Excludes 265,000 rights. Each eight rights entitle the holder thereof to receive one share of common stock at the closing of the Company’s initial business combination. Also excludes 1,173 warrants to purchase shares of common stock of the Company and 1,173 rights (with the same terms of the warrants and rights discussed above), issuable upon conversion of an outstanding convertible promissory note, which are convertible at the option of the holder thereof (CO2 Energy Transition LLC) only upon the closing of the Company’s initial business combination.

(3)	Address: 1-5-5, Otemachi, Chiyoda-ku, Tokyo, 100-8176, Japan . Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of said equity securities directly held by Mizuho Securities USA LLC, which is their wholly-owned subsidiary. All information comes from the Schedule 13G which the stockholder filed with the Securities and Exchange Commission on August 13, 2025.

(4)	Address: 183 Sully's Trail, Pittsford, New York 14534. Karpus Management, Inc., d/b/a Karpus Investment Management (“Karpus”) is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940. Karpus is controlled by City of London Investment Group plc (“CLIG”), which is listed on the London Stock Exchange. However, in accordance with SEC Release No. 34-39538 (January 12, 1998), effective informational barriers have been established between Karpus and CLIG such that voting and investment power over the subject securities is exercised by Karpus independently of CLIG, and, accordingly, attribution of beneficial ownership is not required between Karpus and CLIG. The shares reported owned by Karpus are owned directly by the accounts managed by Karpus. All information comes from the Schedule 13G which the stockholder filed with the Securities and Exchange Commission on May 14, 2025.

(5)	Address: c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands (MMCAP) and 161 Bay Street, TD Canada Trust Tower, Suite 2240, Toronto, ON, M5J 2S1, Canada (MM Asset). MMCAP International Inc. SPC (“MMCAP”) and MM Asset Management Inc. (“MM Asset”) share voting and dispositive control over the shares. All information comes from the Schedule 13G/A which the stockholder filed with the Securities and Exchange Commission on August 12, 2025.

(6)	Address: One Greenwich Plaza, Suite 130, Greenwich, Connecticut, 06830. The shares are beneficially owned by AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC. All information comes from the Schedule 13G which the stockholder filed with the Securities and Exchange Commission on February 14, 2025.

(7)	Address: One Greenwich Plaza, Suite 300 Greenwich, CT 06830. All information comes from the Schedule 13G which the stockholder filed with the Securities and Exchange Commission on February 14, 2025.

(8)	Address: 1 Churchill Place, London - E14 5HP. All information comes from the Schedule 13G which the stockholder filed with the Securities and Exchange Commission on May 13, 2025.

Our initial stockholder, our sponsor, beneficially owns 28.7% of the issued and outstanding shares of common stock. Because of its ownership block, our initial stockholder may be able to effectively influence the outcome of all other matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

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

Securities Authorized for Issuance under Equity Compensation Table

As of December 31, 2025, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as discussed below, or otherwise disclosed above under “Executive Compensation”, there have been no transactions since January 1, 2024, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end, for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above:

On January 8, 2022, the sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $400,000. On February 15, 2023, the Company amended the Promissory Note’s principal amount from $400,000 to $450,000. On April 20, 2024, the Company further amended the Promissory Note’s principal amount from $450,000 to $800,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2025 or (ii) the consummation of the Initial Public Offering. As of December 31, 2023, there was $432,880, outstanding under the Promissory Note. On November 22, 2024, upon the closing of the Initial Public Officer, the Company repaid the note and borrowings with the exception of $11,730 which remains outstanding under the note as of December 31, 2025, and has been included in the Working Capital Note discussed below.

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

The Company entered into an administration agreement with the sponsor, commencing on November 12, 2024, through the earlier of consummation of the initial business combination and the Company’s liquidation, to pay the sponsor $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. For the year ended December 31, 2025, the Company had incurred and paid $120,000 of administrative services fees. For the year ended December 31, 2024, the Company had incurred and paid $3,667 of administrative services fees. The administrative services fees are included in General and administrative costs in the Company’s statements of operations.

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

In order to finance transaction costs in connection with an initial business combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit. The units would be identical to the private placement units. As of December 31, 2025, no such Working Capital Loans were outstanding.

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

As of December 31, 2025 and 2024, $11,730 and $0, respectively, was outstanding under the Working Capital Note.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, directors or officers unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire that our initial business combination is fair to our company from a financial point of view. Furthermore, there will be no finder’s fees, reimbursements or cash payments made by us to our sponsor, directors or officers, or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our IPO and the sale of the private placement units held in the trust account prior to the completion of our initial business combination:

●	repayment of an aggregate of up to $800,000 under the amended promissory note made to us by our sponsor to cover offering- related and organizational expenses;

●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our directors and officers to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined, nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered during 2025 and 2024.

Audit Fees. For the year ended December 31, 2025 and 2024, fees were approximately $102,000 and $86,000, for the services Withum performed in connection with our initial public offering, review of the financial information included in our Quarterly Reports on Form 10-Q for the respective periods and the audit of our December 31, 2025 and 2024 financial statements included in this Annual Report.

Audit-Related Fees. For the year ended December 31, 2025 and 2024, no fees were paid to Withum for audit-related services.

Tax Fees. For the year ended December 31, 2025 and 2024, no fees were paid to Withum for services rendered to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2025 and 2024, Withum did not render any services to us other than those set forth above.

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

(3)	Exhibits required by Item 601 of Regulation S-K

No.	Description of Exhibit
1.1	Underwriting Agreement, dated November 20, 2024 by and between the Company and Kingswood Capital Partners, LLC, as representative of the underwriters listed on Schedule A thereto (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024, and incorporated herein by reference)(File No. 001-42417).
3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form S-1/A Registration Statement (Amendment No. 1), filed with the Securities and Exchange Commission on March 17, 2023, and incorporated herein by reference)(File No. 333-269932).
3.2	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State on December 15, 2021 (filed as Exhibit 3.2 to the Company’s Form S-1/A Registration Statement (Amendment No. 1), filed with the Securities and Exchange Commission on March 17, 2023, and incorporated herein by reference)(File No. 333-269932).
3.3	Amended & Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024, and incorporated herein by reference)(File No. 001-42417).
3.4	Bylaws of CO2 Energy Transitions Corp. (filed as Exhibit 3.4 to the Company’s Form S-1/A Registration Statement (Amendment No. 1), filed with the Securities and Exchange Commission on March 17, 2023, and incorporated herein by reference)(File No. 333-269932).
4.1	Warrant Agreement, dated November 20, 2024, by and between the Company and Continental Stock Transfer & Trust Company, LLC (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024, and incorporated herein by reference)(File No. 001-42417).
4.2	Rights Agreement, dated November 20, 2024, by and between the Company and Continental Stock Transfer & Trust Company, LLC (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024, and incorporated herein by reference)(File No. 001-42417).
4.3	Description of Registrant’s Securities (filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2025, and incorporated herein by reference)(File No. 001-42417)

10.1	Promissory Note, dated April 20, 2024, issued to CO2 Energy Transfer, LLC (filed as Exhibit 10.1 to the Company’s Form S-1/A Registration Statement (Amendment No. 5), filed with the Securities and Exchange Commission on May 3, 2023, and incorporated herein by reference)(File No. 333-269932).
10.2	Revised Securities Subscription Agreement, dated December 1, 2023, between the Registrant and CO2 Energy Transition, LLC as amended and restated (filed as Exhibit 10.5 to the Company’s Form S-1/A Registration Statement (Amendment No. 3), filed with the Securities and Exchange Commission on March 22, 2024, and incorporated herein by reference)(File No. 333-269932).
10.3	Letter Agreement, dated November 20, 2024, by and among the Company and its officers, directors and the Sponsor (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024, and incorporated herein by reference)(File No. 001-42417).
10.4	Investment Management Trust Agreement, dated November 20, 2024, by and between the Company and Continental Stock Transfer & Trust Company, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024, and incorporated herein by reference)(File No. 001-42417).
10.5	Registration Rights Agreement, dated November 20, 2024, by and among the Company and certain security holders (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024, and incorporated herein by reference)(File No. 001-42417).
10.6	Administrative Services Agreement, dated November 20, 2024, by and between the Company and the Sponsor (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024, and incorporated herein by reference)(File No. 001-42417).
10.7	Indemnity Agreement, dated as of November 20, 2024, by and between the Company and each of the officers and directors of the Company (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024, and incorporated herein by reference) (File No. 001-42417).
10.8	Private Placement Units Purchase Agreement, dated November 20, 2024, by and between the Company and the Sponsor (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024, and incorporated herein by reference)(File No. 001-42417).
10.9	Convertible Promissory Note, dated March 31, 2025, and entered into on April 15, 2025, by and between CO2 Energy Transition Corp. and CO2 Energy Transition, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2025, and incorporated herein by reference)(File No. 001-42417)
14.1	Code of Ethics and Business Conduct (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2025, and incorporated herein by reference)(File No. 001-42417)
16.1	Letter from BDO USA, P.C. (filed as Exhibit 16.1 to the Company’s Form S-1/A Registration Statement (Amendment No. 2), filed with the Securities and Exchange Commission on January 9, 2024, and incorporated herein by reference)(File No. 333-269932).
19.1	CO2 Energy Transition Corp. Policy on Insider Trading (filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2025, and incorporated herein by reference)(File No. 001-42417)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	CO2 Energy Transition Corp. Clawback Policy (filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2025, and incorporated herein by reference)(File No. 001-42417)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set*

*	Filed herewith.

**	Furnished herewith.

The Company does not have any subsidiaries.

ITEM 16. FORM 10–K SUMMARY.

Not provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there under duly authorized.

CO2 Energy Transitions Corp.

Dated: March 13, 2026	By:	/s/ Brady Rodgers
Brady Rodgers, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Brady Rodgers	Chief Executive Officer
Brady Rodgers	(Principal Executive Officer)	March 13, 2026

/s/ Harold R. DeMoss, III	Chief Financial Officer
Harold R. DeMoss, III	(Principal Financial and Accounting Officer)	March 13, 2026

/s/ William H. Flores
William H. Flores	Director	March 13, 2026

/s/ Marcella Burke
Marcella Burke	Director	March 13, 2026

/s/ James Wang
James Wang	Director	March 13, 2026

/s/ Charles E. Fox
Charles E. Fox	Director and Chairman of the Board	March 13, 2026