Form 10-Q
period 2026-03-31
CO2 Energy Transition Corp.
filed 2026-05-15
CIK 1956648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 14, 2026, there were 9,585,750 shares of common stock, $0.0001 par value, issued and outstanding.

CO2 ENERGY TRANSITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements.

CO2 ENERGY TRANSITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$26,108	$287,601
Prepaid income tax	46,906	—
Prepaid expenses	138,916	95,333
Total Current Assets	211,930	382,934

Investments held in Trust Account	71,871,061	72,113,895
TOTAL ASSETS	$72,082,991	$72,496,829

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$70,381	$142,278
Accrued offering costs	—	75,000
Income tax payable	—	576,103
Working Capital Note – related party	11,730	11,730
Total Current Liabilities	82,111	805,111
Deferred underwriting fee	2,070,000	2,070,000
TOTAL LIABILITIES	2,152,111	2,875,111

Common Stock Subject to Possible Redemption (Note 7)
Common stock subject to possible redemption, 6,900,000 shares issued and outstanding at redemption value of $10.42 and $10.35 per share as of March 31, 2026 and December 31, 2025, respectively	71,888,383	71,410,223

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 40,000,000 shares authorized; 2,685,750 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively (excluding 6,900,000 shares subject to possible redemption)	269	269
Additional paid-in capital	—	—
Accumulated deficit	(1,957,772)	(1,788,774)
Total Stockholders’ Deficit	(1,957,503)	(1,788,505)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$72,082,991	$72,496,829

The accompanying notes are an integral part of these unaudited condensed financial statements.

CO2 ENERGY TRANSITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
General and administrative costs	$196,729	$170,720
Loss from operations	(196,729)	(170,720)

Other income (expense):
Interest expense	—	(2,625)
Interest earned on investments held in Trust Account	632,154	725,763
Total other income, net	632,154	723,138

Income before provision for income taxes	435,425	552,418
Provision for income taxes	(126,263)	(146,016)
Net income	$309,162	$406,402

Basic weighted average shares outstanding, common stock subject to possible redemption	6,900,000	6,900,000
Basic and diluted net income per share, common stock subject to possible redemption	$0.03	$0.04
Basic weighted average shares outstanding, non-redeemable common stock	2,685,750	2,685,750
Basic and diluted net income per share, non-redeemable common stock	$0.03	$0.04

The accompanying notes are an integral part of these unaudited condensed financial statements.

CO2 ENERGY TRANSITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	2,685,750	$269	$—	$(1,788,774)	$(1,788,505)
Accretion for common stock to redemption amount	—	—	—	(478,160)	(478,160)
Net income	—	—	—	309,162	309,162
Balance – March 31, 2026 (unaudited)	2,685,750	$269	$—	$(1,957,772)	$(1,957,503)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	2,685,750	$269	$—	$(1,264,170)	$(1,263,901)
Accretion for common stock to redemption amount	—	—	—	(611,303)	(611,303)
Net income	—	—	—	406,402	406,402
Balance – March 31, 2025 (unaudited)	2,685,750	$269	$—	$(1,469,071)	$(1,468,802)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CO2 ENERGY TRANSITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$309,162	$406,402
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(632,154)	(725,763)
Changes in operating assets and liabilities:
Prepaid expenses	(43,583)	(33,831)
Accounts payable and accrued expenses	(146,897)	(130,167)
Prepaid income tax	(46,906)	—
Income tax payable	(576,103)	146,016
Net cash used in operating activities	(1,136,481)	(337,343)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for income and franchise taxes	874,988	15,683
Net cash provided by investing activities	874,988	15,683

Net Change in Cash	(261,493)	(321,660)
Cash – Beginning of period	287,601	953,069
Cash – End of period	$26,108	$631,409
Supplemental Cash Flow Information
Cash paid for income taxes	$749,272	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from September 30, 2021 (inception) through March 31, 2026, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on November 12, 2024. On November 22, 2024, the Company consummated the Initial Public Offering of 6,900,000 units, with each unit consisting of one share of common stock, one redeemable warrant, and one right (the “Units” and, with respect to the shares of common stock included in the Units offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 900,000 Units, at $10.00 per Unit, generating gross proceeds of $69,000,000 which is described in Note 3. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as provided herein and each eight rights entitle the holder thereof to receive one share of common stock at the closing of a Business Combination.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 265,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to the Company’s sponsor, CO2 Energy Transition, LLC (the “Sponsor”), generating gross proceeds of $2,650,000, which is described in Note 4. Each Private Unit consists of one share of common stock, one redeemable warrant, and one right with respect to the shares of common stock. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustment and each eight rights entitle the holder thereof to receive one share of common stock at the closing of a Business Combination.

Transaction costs amounted to $3,423,710, consisting of $517,500 of cash underwriting discount, $2,070,000 of deferred underwriting fees, $77,280 fair value of Representative Shares (as defined in Note 8), and $758,930 of other offering costs.

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

MARCH 31, 2026

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

MARCH 31, 2026

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

The Initial Stockholders have agreed (a) to waive their redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination, (b) to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within 18 months (or up to 24 months in certain circumstances, discussed below) from the closing of the Initial Public Offering, and (c) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. If the Board of Directors anticipates that the Company may not be able to consummate an initial Business Combination by May 22, 2026, the Board of Directors, by resolution, may extend the period of time to consummate an initial Business Combination up to six times, each by an additional one month (for a total of up to 24 months to complete a Business Combination). In order to extend the time available for the Company to consummate an initial Business Combination, the sponsor or its affiliates or designees must deposit into the Trust Account $229,700 ($0.0333 per share) on or prior to the date of the applicable deadline, for each one-month extension.

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

As of January 16, 2025, the holders of the Units issued in the Company’s Initial Public Offering have the right to elect to separately trade the Public Shares and the Public Warrants (as defined in Note 3) and Public Rights included in the Units. No fractional Public Rights will be issued upon separation of the Units and only whole Public Rights will trade. The Public Shares, Public Warrants and Public Rights that are separated will trade on the Nasdaq Global Market (“Nasdaq”) under the symbols “NOEM”, “NOEMW” and “NOEMR,” respectively. Those Units not separated will continue to trade on the Nasdaq under the symbol “NOEMU.”

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Risks and Uncertainties

The United States and global markets have experienced, and may continue to experience, significant volatility and disruption as a result of geopolitical instability, including the ongoing Russia-Ukraine conflict, an escalation of the ongoing Israel-Hamas conflict and broader instability in the Middle East, rising tensions and periodic confrontations between the United States and Iran, including related conflicts in the region, as well as other existing or emerging geopolitical tensions. In response to the Russia-Ukraine conflict, the North Atlantic Treaty Organization has deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have imposed extensive sanctions and other restrictive measures against Russia, Belarus and related individuals and entities, including restrictions on certain financial institutions and access to global payment systems. In addition, the United States has imposed, and may continue to impose, sanctions and other measures targeting Iran in connection with regional security concerns, nuclear development activities and related actions, which may contribute to further instability in global energy and financial markets. Certain countries, including the United States, have also provided, and may continue to provide, military aid or other assistance to Ukraine and to Israel, which may further increase geopolitical tensions among a number of nations.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, the Company had $26,108 in cash and a working capital surplus of $129,819. The Company’s liquidity needs through March 31, 2026, have been satisfied through proceeds from the consummation of the Initial Public Offering on November 22, 2024, as well as the issuance of the $1,500,000 promissory note to the Sponsor on April 15, 2025, which was dated March 31, 2025, and borrowings thereunder. The Company withdrew $874,988 and $79,891 for payment of income and franchise taxes for the three months ended March 31, 2026 and 2025, respectively.

In addition, if the Company is unable to complete a Business Combination by May 22, 2026, unless extended further for up to 6 months, then the Company will cease all operations except for the purpose of liquidating. The Company cannot be assured that its plans to consummate an initial Business Combination will be successful.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Going Concern,” Management has determined that the potential liquidity shortfall and the mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be required to liquidate after May 22, 2026.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s December 31, 2025 Annual Report on Form 10-K as filed with the SEC on March 16, 2026. The interim results for the three months ended March 31, 2026 and 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

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

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had $26,108 and $287,601 in cash, respectively, and no cash equivalents.

Investments in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. government securities. The Company accounts for its investments as trading securities under ASC 320, “Investments—Debt and Equity Securities”, where securities are presented at fair value on the condensed balance sheets. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the unaudited condensed statements of operations.

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

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options”, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between common stock, warrants, and rights, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the warrants and rights and then to the common stock. Offering costs allocated to Public Shares were charged to temporary equity, and offering costs allocated to Public Rights, Public Warrants and Private Units were charged to stockholders’ deficit, as Public Rights and Private Rights and Warrants (as defined in Note 4) after management’s evaluation, were accounted for under equity treatment.

Fair Value of Financial Instruments

Except for the Investments held in Trust Account, as described in Note 9, the fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2026 and December 31, 2025, the Company had a full valuation allowance against the deferred tax assets related primarily to formation and operation expenses, which are not deductible for tax purposes.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company’s effective tax rate was 29.0% and 26.43% for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate differs from the statutory tax rate of 21% due to the valuation allowance on the deferred tax assets.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 7,165,000 shares of common stock in the calculation of diluted income per share, because their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income per share for the three months ended March 31, 2026 and 2025. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per common stock share:

	For the Three Months Ended March 31,
	2026		2025
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income per common stock share
Numerator:
Allocation of net income	$222,541	$86,621	$292,536	$113,866
Denominator:
Basic and diluted weighted average common stock outstanding	6,900,000	2,685,750	6,900,000	2,685,750
Basic and diluted net income per common stock share	$0.03	$0.03	$0.04	$0.04

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period. There were no derivative financial instruments as of March 31, 2026 and December 31, 2025.

Warrant and Right Instruments

The Company accounted for the Public Warrants and Private Warrants and Public Rights and Private Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant and right instruments under equity treatment.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Common Stock Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants and Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at March 31, 2026 and December 31, 2025, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively. At March 31, 2026 and December 31, 2025, the common stock subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Common stock subject to possible redemption, December 31, 2024	$69,233,258
Plus:
Remeasurement of carrying value to redemption value	2,176,965
Common stock subject to possible redemption, December 31, 2025	$71,410,223
Plus:
Accretion of carrying value to redemption value	478,160
Common stock subject to possible redemption, March 31, 2026	$71,888,383

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Promissory Note — Related Party

On January 8, 2022, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $400,000. On February 15, 2023, the Company amended the Promissory Note’s principal amount from $400,000 to $450,000. On April 20, 2024, the Company further amended the Promissory Note’s principal amount from $450,000 to $800,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2025, or (ii) the consummation of the Initial Public Offering. As of March 31, 2026 and December 31, 2025, there was $0 outstanding under the Promissory Note. On November 22, 2024, upon the closing of the Initial Public Offering, the Company repaid the note and borrowings with the exception of $11,730, which was rolled into the Working Capital Note issued by the Company on April 15, 2025, as described below.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Amounts owed under the Working Capital Note do not accrue interest and are payable on the earlier of (i) the effective date of the consummation of the Company’s Business Combination; or (ii) the date that the winding up of the Company is effective, unless accelerated upon the occurrence of an Event of Default (as defined in the Working Capital Note).

Amounts outstanding under the Working Capital Note, are convertible, at the option of the Sponsor, into units of the Company (“Working Capital Note Units”), at a conversion price of $10.00 per Working Capital Note Unit. The Working Capital Note Units will be identical to the Private Units issued to the Sponsor at the time of the Company’s Initial Public Offering.

As of March 31, 2026 and December 31, 2025, $11,730 was outstanding under the Working Capital Note.

Administrative Services Agreement

The Company entered into an agreement, commencing on November 12, 2024 through the earlier of consummation of the initial Business Combination and the Company’s liquidation, to pay the Sponsor $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. For the three months ended March 31, 2026, the Company had incurred and paid $30,000 of administrative services fees. For the three months ended March 31, 2025, the Company had incurred and paid $30,000 of administrative services fees. The administrative services fees are included in general and administrative costs in the Company’s unaudited condensed statements of operations.

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

MARCH 31, 2026

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no shares of preferred stock issued and outstanding.

Common Stock — The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, 2,685,750 shares of common stock are issued and outstanding respectively, excluding 6,900,000 shares of common stock subject to possible redemption.

Rights — Each holder of a right will receive one-eighth (1/8) of one share of common stock upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis and each holder of a right will be required to affirmatively convert its rights in order to receive one-eighth (1/8) of one share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

As of March 31, 2026 and December 31, 2025, there were 6,900,000 rights related to the Initial Public Offering and 265,000 rights related to Private Units outstanding.

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

Warrants —The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

As of March 31, 2026 and December 31, 2025, there were 6,900,000 Public Warrants and 265,000 Private Warrants outstanding.

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

The Representative Shares have been deemed compensation by Financial Industry Regulatory Authority (“FINRA”) and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the Initial Public Offering pursuant to Rule 5110(e)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(e)(1), these securities may not be sold, transferred, assigned, pledged or hypothecated or the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners, registered persons or affiliates or as otherwise permitted under Rule 5110(e)(2), and only if any such transferee agrees to the foregoing lock-up restrictions.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025, indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$71,871,061	$72,113,895

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. government securities.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 10. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as its Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	For the Three Months Ended March 31,
	2026	2025
General and administrative costs	$(196,729)	$(170,720)
Interest earned on investments held in Trust Account	$632,154	$725,763

	March 31, 2026	December 31, 2025
Cash	$26,108	$287,601
Investments held in Trust Account	$71,871,061	$72,113,895

The CODM reviews interest earned on the Trust Account to measure and monitor stockholders’ value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Business Combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the unaudited condensed statements of operations and described within their respective disclosures.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the initial Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that:

●	we are a recently formed company with no operating history and no revenues;

●	our ability to continue as a “going concern”;

●	we may not be able to complete our initial Business Combination within the prescribed time frame (including any extensions which are available), and our sponsor may not have, or be able to raise, sufficient funding to make any extension payments to the trust account required to extend the time frame we have to complete our initial Business Combination;

●	stockholders have no rights or interests in funds from the Trust Account, except under certain limited circumstances;

●	our stockholders may be held liable for claims by third parties against us;

●	if third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share;

●	subsequent to completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges;

●	conflicts of interest of our sponsor, officers and directors;

●	we may have a limited ability to assess the management of a prospective target business;

●	our public stockholders may not be afforded an opportunity to vote on our proposed Business Combination;

●	the absence of a redemption threshold may make it possible for us to complete a Business Combination with which a substantial majority of our stockholders do not agree;

●	we may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to holders;

●	we may amend the terms of the public warrants in a manner that may be adverse to holders of public warrants with the required approval of the holders of the then outstanding public warrants;

●	our competitors have advantages over us in seeking Business Combinations;

●	we may be unable to obtain additional financing;

●	our warrants may have an adverse effect on the market price of our common stock;

●	we may issue additional equity and/or debt securities to complete our initial Business Combination;

●	our sponsor controls a substantial interest in us;

●	if we seek stockholder approval of our initial Business Combination, our sponsor, who controls a substantial interest in us, has agreed to vote in favor of such initial Business Combination, regardless of how our public stockholders vote;

●	the ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, may not allow us to complete the most desirable Business Combination or optimize our capital structure, and will increase the probability that our initial Business Combination would be unsuccessful;

●	lack of protections normally afforded to investors of blank check companies;

●	Nasdaq may delist our securities from trading on its exchange;

●	we have not registered the shares of common stock issuable upon exercise of the warrants sold as part of the units in our initial public offering, and such registration may not be in place when an investor desires to exercise such warrants;

●	shares being redeemed and warrants becoming worthless;

●	events which may result in the per-share amount held in our Trust Account dropping below $10.00 per public share;

●	our directors may decide not to enforce the indemnification obligations of our sponsor;

●	if, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced;

●	because we are not limited to a particular industry or any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations;

●	we may seek acquisition opportunities in companies that may be outside of our management’s areas of expertise;

●	if we effect our initial Business Combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations; and

●	changes in laws or regulations, or a failure to comply with any laws and regulations, tax consequences to Business Combinations may adversely affect our business, investments and results of operations.

For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 16, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As discussed in greater detail above, if we are unable to complete a Business Combination by May 22, 2026, unless such date is extended (as discussed below), then the Company will cease all operations except for the purpose of liquidating. We cannot be assured that our plans to consummate an initial Business Combination will be successful.

If the Board of Directors anticipates that the Company may not be able to consummate an initial business combination by May 22, 2026 (which is currently the case), the Board of Directors, by resolution, may extend the period of time to consummate an initial Business Combination up to six times, each by an additional one month (for a total of up to 24 months to complete a Business Combination), in order to extend the time available for the Company to consummate an initial Business Combination. In such case, our sponsor or its affiliates or designees must deposit into the trust account $229,700 ($0.0333 per share) on or prior to the date of the applicable deadline, for each one-month extension.

As of the date of this filing, the Board of Directors currently anticipates extending the period of time to consummate an initial Business Combination for one month, and the Company plans to pay an extension fee of approximately $229,700 that is due on May 22, 2026 for such one month extension. Such funds are expected to be borrowed from CO2 Energy Transition, LLC, the Sponsor, pursuant to a to-be entered into loan agreement.

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, the Company had $26,108 in cash and a working capital surplus of $129,819.

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

For the three months ended March 31, 2026, cash used in operating activities was $1,136,481. Net income of $309,162 was impacted by interest earned on marketable securities held in the trust account of $632,154, and changes in operating assets and liabilities used $813,489 of cash.

For the three months ended March 31, 2025, cash used in operating activities was $337,343. Net income of $406,402 was impacted by interest earned on marketable securities held in the trust account of $725,763, and changes in operating assets and liabilities provided $17,982 of cash.

For the three months ended March 31, 2026, cash provided by investing activities was $874,988, representing cash interest withdrawn from the Trust Account to pay taxes.

For the three months ended March 31, 2025, cash provided by investing activities was $15,683, representing cash interest withdrawn from the Trust Account to pay taxes.

For the three months ended March 31, 2026 and 2025, no cash was used in financing activities.

As of March 31, 2026, we had investments of $71,871,061 held in the trust account. Through March 31, 2026, we have withdrawn $954,879 of interest earned from the trust account to pay taxes.

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

As of March 31, 2026, we had cash of $26,108. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 30, 2021 (inception) through March 31, 2026, were organizational activities, those necessary to prepare for the Initial Public Offering, described below and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $309,162, which consists of interest income on investments held in the trust account of $632,154, offset by operating costs of $196,729, and provision for income taxes of $126,263.

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

Critical Accounting Estimates and Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity (deficit). Our common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2026 and December 31, 2025, 6,900,000 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

Commitments and Contractual Obligations

Registration Rights

The holders of founder shares, private placement warrants and warrants that may be issued upon conversion of Working Capital Loans, if any (and any shares of common stock issuable upon the exercise of the private placement warrants and Working Capital Note Units), are entitled to certain registration rights pursuant to a registration rights agreement (discussed in greater detail above in NOTE 6. COMMITMENTS AND CONTINGENCIES, under “Registration Rights” to the notes to unaudited condensed financial statements. These holders will be entitled to certain demand and “piggy-back” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal accounting/financial officer), Mr. Brady Rodgers and Mr. Harold R. DeMoss III, respectively, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2026, the design and operation of our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission on March 16, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, which are incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2026, and for the period from October 1, 2025 to the filing date of this Report, which have not previously been disclosed in a Current Report on Form 8-K.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

(c) Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

CO2 ENERGY TRANSITION CORP.

Date: May 14, 2026	By:	/s/ Brady Rodgers
	Name:	Brady Rodgers
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Harold R. DeMoss, III
	Name:	Harold R. DeMoss, III
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)