Form 10-Q
period 2026-06-30
CO2 Energy Transition Corp.
filed 2026-08-13
CIK 1956648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 13, 2026, there were 3,716,465 shares of common stock, $0.0001 par value, issued and outstanding.

CO2 ENERGY TRANSITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements.

CO2 ENERGY TRANSITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$7,175	$287,601
Prepaid expenses	103,166	95,333
Total Current Assets	110,341	382,934

Investments held in Trust Account	72,737,856	72,113,895
TOTAL ASSETS	$72,848,197	$72,496,829

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$129,923	$142,278
Accrued offering costs	—	75,000
Income tax payable	80,269	576,103
Promissory notes - related party	309,553	11,730
Total Current Liabilities	519,745	805,111
Deferred underwriting fee	2,070,000	2,070,000
TOTAL LIABILITIES	2,589,745	2,875,111

Common Stock Subject to Possible Redemption (Notes 2 and 7)
Common stock subject to possible redemption, 6,900,000 shares issued and outstanding at redemption value of $10.52 and $10.35 per share as of June 30, 2026 and December 31, 2025, respectively	72,596,503	71,410,223

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 40,000,000 shares authorized; 2,685,750 shares issued and outstanding (excluding 6,900,000 shares subject to possible redemption) at June 30, 2026 and December 31, 2025, respectively	269	269
Additional paid-in capital	—	—
Accumulated deficit	(2,338,320)	(1,788,774)
Total Stockholders’ Deficit	(2,338,051)	(1,788,505)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$72,848,197	$72,496,829

The accompanying notes are an integral part of these unaudited condensed financial statements.

CO2 ENERGY TRANSITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$182,348	$162,313	$379,077	$333,033
Loss from operations	(182,348)	(162,313)	(379,077)	(333,033)

Other income (expense):
Interest expense	—	(1,657)	—	(4,282)
Interest earned on investments held in Trust Account	637,095	729,611	1,269,249	1,455,374
Total other income	637,095	727,954	1,269,249	1,451,092

Income before provision for income taxes	454,747	565,641	890,172	1,118,059
Provision for income taxes	(127,175)	(146,750)	(253,438)	(292,766)
Net income	$327,572	$418,891	$636,734	$825,293

Basic weighted average shares outstanding, common stock subject to possible redemption	6,900,000	6,900,000	6,900,000	6,900,000
Basic and diluted net income per share, common stock subject to possible redemption	$0.03	$0.04	$0.07	$0.09
Basic weighted average shares outstanding, non-redeemable common stock	2,685,750	2,685,750	2,685,750	2,685,750
Basic and diluted net income per share, non-redeemable common stock	$0.03	$0.04	$0.07	$0.09

The accompanying notes are an integral part of these unaudited condensed financial statements.

CO2 ENERGY TRANSITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	2,685,750	$269	$—	$(1,788,774)	$(1,788,505)
Accretion for common stock to redemption amount	—	—	—	(478,160)	(478,160)
Net income	—	—	—	309,162	309,162
Balance – March 31, 2026 (unaudited)	2,685,750	269	—	(1,957,772)	(1,957,503)
Accretion for common stock to redemption amount	—	—	—	(708,120)	(708,120)
Net income	—	—	—	327,572	327,572
Balance – June 30, 2026 (unaudited)	2,685,750	$269	$—	$(2,338,320)	$(2,338,051)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	2,685,750	$269	$—	$(1,264,170)	$(1,263,901)
Accretion for common stock to redemption amount	—	—	—	(611,303)	(611,303)
Net income	—	—	—	406,402	406,402
Balance – March 31, 2025 (unaudited)	2,685,750	269	—	(1,469,071)	(1,468,802)
Accretion for common stock to redemption amount	—	—	—	(487,854)	(487,854)
Net income	—	—	—	418,891	418,891
Balance – June 30, 2025 (unaudited)	2,685,750	$269	$—	$(1,538,034)	$(1,537,765)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CO2 ENERGY TRANSITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$636,734	$825,293
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,269,249)	(1,455,374)
Changes in operating assets and liabilities:
Prepaid expenses	(7,833)	53,256
Prepaid insurance	—	(33,333)
Accounts payable and accrued expenses	(87,355)	(182,072)
Income tax payable	(495,834)	228,558
Net cash used in operating activities	(1,223,537)	(563,672)

Cash Flows from Financing Activities:
Proceeds from promissory notes - related party	297,823	—
Net cash provided by financing activities	297,823	—
Cash Flows from Investing Activities:
Investment of cash into Trust Account	(229,700)	—
Cash withdrawn from Trust Account for income and franchise taxes	874,988	79,891
Net cash provided by investing activities	645,288	79,891

Net Change in Cash	(280,426)	(483,781)
Cash – Beginning of period	287,601	953,069
Cash – End of period	$7,175	$469,288
Supplemental Cash Flow Information
Payment of operating costs through issuance of promissory note – related party	$4,705	$—
Cash paid for income taxes	$749,272	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from September 30, 2021 (inception) through June 30, 2026, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

The Company initially had until 18 months (or up to 24 months if the Company extends the period of time to consummate a Business Combination) from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). The Company opted to extend the Combination Period from May 22, 2026 to July 22, 2026 by depositing into trust $229,700 for each one-month extension. The First Extension Payment of $229,700 was deposited on May 18, 2026 and is reflected in the Trust Account balance at June 30, 2026; the Second Extension Payment of $229,700 was deposited on July 7, 2026, subsequent to the balance sheet date, and is therefore not reflected in the Trust Account balance at June 30, 2026. If the Company had not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

On July 21, 2026, the Company held an Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting the Company’s stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation, to extend the date by which the Company has to consummate a business combination up to eleven (11) times, each such extension for an additional one (1) month period, from July 22, 2026 to June 22, 2027, provided that the Company deposits into the trust account established in connection with the Company’s initial public offering the sum of the lesser of (i) $50,000 and (ii) $0.03 per Public Share that remains outstanding for each one month extended. The Company’s stockholders approved an amendment to the Company’s investment management trust agreement, dated as of November 20, 2024, by and between the Company and Continental Stock Transfer & Trust Company, to provide that the time for the Company to complete its initial business combination under the Trust Agreement from July 22, 2026, to June 22, 2027. In connection with the stockholders’ vote at the Annual Meeting 5,869,285 shares of common stock were tendered for redemption at a redemption price of approximately $10.57 per share, resulting in an aggregate payment from the Trust Account of $62,050,810. As a result of the redemptions, an extension payment of $30,921 will be required for each monthly extension. The Company has extended through August 22, 2026.

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

JUNE 30, 2026

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had $7,175 in cash and a working capital deficit of $409,404. The Company’s liquidity needs through June 30, 2026, have been satisfied through proceeds from the consummation of the Initial Public Offering on November 22, 2024, as well as the issuance of the $1,500,000 promissory note to the Sponsor on April 15, 2025, which was dated March 31, 2025, and borrowings thereunder, and the issuance of the First Extension Note to the Sponsor on May 18, 2026 in the principal amount of $229,700. The Company withdrew $874,988 and $79,891 for payment of income and franchise taxes for the six months ended June 30, 2026 and 2025, respectively.

In addition, if the Company is unable to complete a Business Combination by June 22, 2027 (with all available monthly extensions) then the Company will cease all operations except for the purpose of liquidating. The Company cannot be assured that its plans to consummate an initial Business Combination will be successful.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Going Concern,” Management has determined that the potential liquidity shortfall and the mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be required to liquidate after June 22, 2027.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s December 31, 2025 Annual Report on Form 10-K as filed with the SEC on March 16, 2026. The interim results for the three and six months ended June 30, 2026 and 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

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

JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had $7,175 and $287,601 in cash, respectively, and no cash equivalents.

Investments in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. government securities. The Company accounts for its investments as trading securities under ASC 320, “Investments—Debt and Equity Securities”, where securities are presented at fair value on the condensed balance sheets. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the unaudited condensed statements of operations.

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

JUNE 30, 2026

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2026 and December 31, 2025, the Company had a full valuation allowance against the deferred tax assets related primarily to formation and operation expenses, which are not deductible for tax purposes.

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

The Company’s effective tax rate was 27.97% and 28.47%, 25.94% and 26.19% for the three and six months ended June 30, 2026 and 2025, respectively. The effective tax rate differs from the statutory tax rate of 21% due to the valuation allowance on the deferred tax assets.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 6,900,000 shares of common stock in the calculation of diluted income per share, because their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income per share for the three and six months ended June 30, 2026 and 2025. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per common stock share:

	For the Three Months Ended June 30,
	2026		2025
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income per common stock share
Numerator:
Allocation of net income	$235,792	$91,780	$301,525	$117,366
Denominator:
Basic weighted average common stock outstanding	6,900,000	2,685,750	6,900,000	2,685,750
Basic and diluted net income per common stock share	$0.03	$0.03	$0.04	$0.04

	For the Six Months Ended June 30,
	2026		2025
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income per common stock share
Numerator:
Allocation of net income	$458,333	$178,401	$594,061	$231,232
Denominator:
Basic weighted average common stock outstanding	6,900,000	2,685,750	6,900,000	2,685,750
Basic and diluted net income per common stock share	$0.07	$0.07	$0.09	$0.09

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period. There were no derivative financial instruments as of June 30, 2026 and December 31, 2025.

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

JUNE 30, 2026

(Unaudited)

Common Stock Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants and Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at June 30, 2026 and December 31, 2025, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively. At June 30, 2026 and December 31, 2025, the common stock subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Common stock subject to possible redemption, December 31, 2024	$69,233,258
Plus:
Remeasurement of carrying value to redemption value	2,176,965
Common stock subject to possible redemption, December 31, 2025	$71,410,223
Plus:
Accretion of carrying value to redemption value	478,160
Common stock subject to possible redemption, March 31, 2026	$71,888,383
Plus:
Accretion of carrying value to redemption value	708,120
Common stock subject to possible redemption, June 30, 2026	$72,596,503

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

JUNE 30, 2026

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

Promissory Notes — Related Party

On January 8, 2022, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $400,000. On February 15, 2023, the Company amended the Promissory Note’s principal amount from $400,000 to $450,000. On April 20, 2024, the Company further amended the Promissory Note’s principal amount from $450,000 to $800,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2025, or (ii) the consummation of the Initial Public Offering. As of June 30, 2026 and December 31, 2025, there was $0 outstanding under the Promissory Note. On November 22, 2024, upon the closing of the Initial Public Offering, the Company repaid the note and borrowings with the exception of $11,730, which was rolled into the Working Capital Note issued by the Company on April 15, 2025, as described below.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, $79,853 and $11,730, respectively, were outstanding under the Working Capital Note described below.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, and December 31, 2025, $79,853 and $11,730, respectively, was outstanding under the Working Capital Note.

On May 18, 2026, the Sponsor deposited $229,700 ($0.0333 per Public Share) into the Trust Account in order to extend the Combination Period by one month to June 22, 2026 (the “First Extension Payment”). To evidence the First Extension Payment, the Company issued a convertible promissory note to the Sponsor dated May 18, 2026, in the principal amount of $229,700 (the “First Extension Note”).

Amounts owed under the First Extension Note do not accrue interest and are payable on the earlier of (i) the effective date of the consummation of the Company’s Business Combination or (ii) the date that the winding up of the Company is effective, unless accelerated upon the occurrence of an Event of Default (as defined in the First Extension Note). Amounts outstanding under the First Extension Note are convertible, at the option of the Sponsor, into a maximum of 22,970 units of the Company at a conversion price of $10.00 per unit, with each such unit being identical to the Private Units.

As of June 30, 2026, $229,700 was outstanding under the First Extension Note and no amount was outstanding as of December 31, 2025. The Working Capital Note and the First Extension Note together comprise the $309,553 presented as promissory notes – related party in the accompanying condensed balance sheet as of June 30, 2026.

Administrative Services Agreement

The Company entered into an agreement, commencing on November 12, 2024, through the earlier of consummation of the initial Business Combination and the Company’s liquidation, to pay the Sponsor $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. For the three and six months ended June 30, 2026, the Company had incurred $30,000 and $60,000 of administrative services fees, respectively of which $20,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets. For the three and six months ended June 30, 2025, the Company had incurred and paid $30,000 and $60,000 of administrative services fees, respectively. The administrative services fees are included in general and administrative costs in the Company’s unaudited condensed statements of operations.

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

JUNE 30, 2026

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no shares of preferred stock issued and outstanding.

Common Stock — The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, 2,685,750 shares of common stock are issued and outstanding respectively, excluding 6,900,000 shares of common stock subject to possible redemption.

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

As of June 30, 2026 and December 31, 2025, there were 6,900,000 rights related to the Initial Public Offering and 265,000 rights related to Private Units outstanding.

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

JUNE 30, 2026

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

As of June 30, 2026 and December 31, 2025, there were 6,900,000 Public Warrants and 265,000 Private Warrants outstanding.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025, indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$72,737,856	$72,113,895

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. government securities.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$182,348	$162,313	$379,077	$333,033
Interest earned on investments held in Trust Account	$637,095	729,611	$1,269,249	$1,455,374

	June 30, 2026	December 31, 2025
Cash	$7,175	$287,601
Investments held in Trust Account	$72,737,856	$72,113,895

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

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On July 21, 2026, the Company held its Annual Meeting. At the Annual Meeting the Company’s stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation, to extend the date by which the Company has to consummate a business combination up to eleven (11) times, each such extension for an additional one (1) month period, from July 22, 2026 to June 22, 2027, provided that the Company deposits into the trust account established in connection with the Company’s initial public offering the sum of the lesser of (i) $50,000 and (ii) $0.03 per Public Share that remains outstanding for each one month extended. The Company’s stockholders approved an amendment to the Company’s investment management trust agreement, dated as of November 20, 2024, by and between the Company and Continental Stock Transfer & Trust Company, to provide that the time for the Company to complete its initial business combination under the Trust Agreement from July 22, 2026, to June 22, 2027. In connection with the stockholders’ vote at the Annual Meeting 5,869,285 shares of common stock were tendered for redemption at a redemption price of approximately $10.57 per share, resulting in an aggregate payment from the Trust Account of $62,050,810. As a result of the redemptions, an extension payment of $30,921.45 will be required for each monthly extension. The Company has extended through August 22, 2026.

On July 7, 2026, the Sponsor deposited $229,700 (the “Second Extension Payment”) into the Trust Account in order to extend the Combination Period by one month to July 22, 2026. To evidence the Second Extension Payment, the Company issued a convertible promissory note to the Sponsor dated July 7, 2026 in the principal amount of $229,700 (the “Second Extension Note”). Amounts owed under the Second Extension Note do not accrue interest and are payable on the earlier of (i) the effective date of the consummation of the Company’s Business Combination or (ii) the date that the winding up of the Company is effective, and are convertible at the option of the Sponsor into units of the Company at a conversion price of $10.00 per unit, with each such unit being identical to the Private Units.

On July 27, 2026, Brady Rodgers resigned his positions as President and Chief Executive Officer of the Company and as a director. His resignation was not due to any disagreement with the Company on its operations, policies or practices. Effective July 29, 2026, Charles Fox, Chairman of the Board of Directors, was elected by the Board of Directors as President and Chief Executive Officer, and will continue to serve as Chairman. Effective July 29, 2026, Andrew Martin was appointed to the Board of Directors for a term expiring at the next annual meeting of stockholders.

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

On July 21, 2026, we held an Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting our stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation, to extend the date by which we have to consummate a business combination up to eleven (11) times, each such extension for an additional one (1) month period, from July 22, 2026 to June 22, 2027, provided that we deposit into the trust account established in connection with the Company’s initial public offering the sum of the lesser of (i) $50,000 and (ii) $0.03 per Public Share that remains outstanding for each one month extended. Our stockholders approved an amendment to the Company’s investment management trust agreement, dated as of November 20, 2024, by and between the Company and Continental Stock Transfer & Trust Company, to provide that the time for us to complete our initial business combination under the Trust Agreement from July 22, 2026, to June 22, 2027. In connection with the stockholders’ vote at the Annual Meeting 5,869,285 shares of common stock were tendered for redemption at a redemption price of approximately $10.57 per share, resulting in an aggregate payment from the Trust Account of $62,050,810. As a result of the redemptions, an extension payment of $30,921.45 will be required for each monthly extension. We have extended through August 22, 2026.

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had $7,175 in cash and a working capital deficit of $409,404.

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

For the six months ended June 30, 2026, cash used in operating activities was $1,223,537. Net income of $636,734 was impacted by interest earned on marketable securities held in the trust account of $1,269,249, and changes in operating assets and liabilities used $591,022 of cash.

For the six months ended June 30, 2025, cash used in operating activities was $563,672. Net income of $825,293 was impacted by interest earned on marketable securities held in the trust account of $1,455,374, and changes in operating assets and liabilities provided $66,409 of cash.

For the six months ended June 30, 2026, cash provided by investing activities was $645,288, representing cash interest withdrawn from the Trust Account to pay taxes.

For the six months ended June 30, 2025, cash provided by investing activities was $79,891, representing cash interest withdrawn from the Trust Account to pay taxes.

For the six months ended June 30, 2026, cash provided by financing activities was $297,823.

For the six months ended June 30, 2025, no cash was used in financing activities.

As of June 30, 2026, we had investments of $72,737,856 held in the trust account. Through June 30, 2026, we have withdrawn $874,988 of interest earned from the trust account to pay taxes.

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

As of June 30, 2026, we had cash of $7,175. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In addition, if we are unable to complete a Business Combination by June 22, 2027, then the Company will cease all operations except for the purpose of liquidating. We cannot be assured that our plans to consummate an initial Business Combination will be successful.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern,” we have determined that the potential liquidity shortfall and the mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 30, 2021 (inception) through June 30, 2026, were organizational activities, those necessary to prepare for the Initial Public Offering, described below and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $327,572, which consists of interest income on investments held in the trust account of $637,095, offset by operating costs of $182,348, and provision for income taxes of $127,175.

For the six months ended June 30, 2026, we had net income of $636,734, which consists of interest income on investments held in the trust account of $1,269,249, offset by operating costs of $379,077, and provision for income taxes of $253,438.

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

Critical Accounting Estimates and Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity (deficit). Our common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2026 and December 31, 2025, 6,900,000 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

We have not considered the effect of the warrants sold in the initial public offering and the concurrent private placement to purchase an aggregate of 6,900,000 warrants in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per common share are the same as basic earnings per common share for the period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal accounting/financial officer), Mr. Charles E. Fox and Mr. Harold R. DeMoss III, respectively, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2026, the design and operation of our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission on March 16, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, which are incorporated by reference herein, other than as set forth below.

The redemption of approximately 85% of our Public Shares in July 2026 has substantially reduced the amount held in the Trust Account and our public float, which may make it more difficult for us to consummate an initial Business Combination.

In connection with the Annual Meeting held on July 21, 2026, holders of 5,869,285 Public Shares, representing approximately 85% of our outstanding Public Shares, exercised their right to redeem such shares for a pro rata portion of the Trust Account. As a result, 1,030,715 Public Shares remain outstanding and the amount held in the Trust Account has been substantially reduced. Less cash is therefore available to fund an initial Business Combination, which may make us a less attractive partner to prospective target businesses, may require us to obtain additional third-party or affiliate financing on terms that may not be favorable to us or that may not be available at all, and may make it more difficult to satisfy any minimum cash condition contained in a definitive agreement for an initial Business Combination. Our reduced public float may also adversely affect the liquidity and trading price of our securities and our ability to continue to satisfy the continued listing standards of Nasdaq.

In addition, we expect to remain dependent on our Sponsor to fund the monthly extension payments of $30,921.45 required to extend the Combination Period, as well as our working capital requirements, through the issuance of promissory notes. Our Sponsor is under no obligation to provide such funding and may decline to do so. If our Sponsor does not fund these amounts, we may be unable to extend the Combination Period or to continue operations, in which case we would be required to cease all operations except for the purpose of winding up, redeem the Public Shares and liquidate. In that event, our public stockholders would receive only their pro rata portion of the Trust Account and our warrants and rights would expire worthless.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2026, and for the period from October 1, 2025 to the filing date of this Report, which have not previously been disclosed in a Current Report on Form 8-K.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

(c) Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

CO2 ENERGY TRANSITION CORP.

Date: August 13, 2026	By:	/s/ Charles E. Fox
	Name:	Charles E. Fox
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Harold R. DeMoss, III
	Name:	Harold R. DeMoss, III
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)