Form 10-Q
period 2026-09-30
CO2 Energy Transition Corp.
filed 2026-11-13
CIK 1956648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 13, 2026, there were 3,716,465 shares of common stock, $0.0001 par value, issued and outstanding.

CO2 ENERGY TRANSITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements

CO2 ENERGY TRANSITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$13,095	$287,601
Prepaid franchise taxes	40,995	—
Prepaid expenses	33,379	95,333
Total Current Assets	87,469	382,934

Investments held in Trust Account	11,088,868	72,113,895
TOTAL ASSETS	$11,176,337	$72,496,829

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$107,131	$142,278
Accrued offering costs	—	75,000
Income tax payable	—	576,103
Excise tax payable attributable to redemption of common stock	620,508	—
Promissory notes – related party	747,553	11,730
Total Current Liabilities	1,475,192	805,111
Deferred underwriting fee	2,070,000	2,070,000
TOTAL LIABILITIES	3,545,192	2,875,111

Common Stock Subject to Possible Redemption (Notes 2 and 7)
Common stock subject to possible redemption, 1,030,715 and 6,900,000 shares issued and outstanding at redemption value of $10.76 and $10.35 per share as of September 30, 2026 and December 31, 2025, respectively	11,088,868	71,410,223

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 40,000,000 shares authorized; 2,685,750 shares issued and outstanding (excluding 1,030,715 and 6,900,000 shares subject to possible redemption) at September 30, 2026 and December 31, 2025, respectively	269	269
Additional paid-in capital	—	—
Accumulated deficit	(3,457,992)	(1,788,774)
Total Stockholders’ Deficit	(3,457,723)	(1,788,505)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$11,176,337	$72,496,829

The accompanying notes are an integral part of these unaudited condensed financial statements.

CO2 ENERGY TRANSITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative costs	$192,623	$154,489	$571,700	$487,522
Loss from operations	(192,623)	(154,489)	(571,700)	(487,522)

Other income (expense):
Interest expense	—	(669)	—	(4,951)
Interest earned on investments held in Trust Account	306,236	738,495	1,575,485	2,193,869
Total other income	306,236	737,826	1,575,485	2,188,918

Income before provision for income taxes	113,613	583,337	1,003,785	1,701,396
Provision for income taxes	(69,602)	(148,532)	(323,040)	(441,298)
Net income	$44,011	$434,805	$680,745	$1,260,098

Basic weighted average shares outstanding, common stock subject to possible redemption	2,880,816	6,900,000	5,545,550	6,900,000
Basic and diluted net income per share, common stock subject to possible redemption	$0.01	$0.05	$0.08	$0.13
Basic weighted average shares outstanding, non-redeemable common stock	2,685,750	2,685,750	2,685,750	2,685,750
Basic and diluted net income per share, non-redeemable common stock	$0.01	$0.05	$0.08	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

CO2 ENERGY TRANSITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	2,685,750	$269	$—	$(1,788,774)	$(1,788,505)
Accretion for common stock to redemption amount	—	—	—	(478,160)	(478,160)
Net income	—	—	—	309,162	309,162
Balance – March 31, 2026 (unaudited)	2,685,750	269	—	(1,957,772)	(1,957,503)
Accretion for common stock to redemption amount	—	—	—	(708,120)	(708,120)
Net income	—	—	—	327,572	327,572
Balance – June 30, 2026 (unaudited)	2,685,750	269	—	(2,338,320)	(2,338,051)
Accretion for common stock to redemption amount	—	—	—	(543,175)	(543,175)
Excise tax payable attributable to redemption of common stock	—	—	—	(620,508)	(620,508)
Net income	—	—	—	44,011	44,011
Balance – September 30, 2026 (unaudited)	2,685,750	$269	$—	$(3,457,992)	$(3,457,723)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	2,685,750	$269	$—	$(1,264,170)	$(1,263,901)
Accretion for common stock to redemption amount	—	—	—	(611,303)	(611,303)
Net income	—	—	—	406,402	406,402
Balance – March 31, 2025 (unaudited)	2,685,750	269	—	(1,469,071)	(1,468,802)
Accretion for common stock to redemption amount	—	—	—	(487,854)	(487,854)
Net income	—	—	—	418,891	418,891
Balance – June 30, 2025 (unaudited)	2,685,750	269	—	(1,538,034)	(1,537,765)
Accretion for common stock to redemption amount	—	—	—	(558,762)	(558,762)
Net income	—	—	—	434,805	434,805
Balance – September 30, 2025 (unaudited)	2,685,750	$269	$—	$(1,661,991)	$(1,661,722)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CO2 ENERGY TRANSITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$680,745	$1,260,098
Adjustments to reconcile net income to net cash used in operating activities:
Operating costs paid by Sponsor through promissory note – related party	4,823	—
Interest earned on investments held in Trust Account	(1,575,485)	(2,193,869)
Changes in operating assets and liabilities:
Prepaid franchise taxes	(40,995)	—
Prepaid expenses	61,954	75,530
Prepaid insurance	—	(8,333)
Accounts payable and accrued expenses	(110,148)	(199,977)
Income tax payable	(576,103)	377,090
Net cash used in operating activities	(1,555,209)	(689,461)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(552,164)	—
Cash withdrawn from Trust Account in connection with redemption	62,050,810	—
Cash withdrawn from Trust Account for income and franchise taxes	1,101,867	79,891
Net cash provided by investing activities	62,600,513	79,891

Cash Flows from Financing Activities:
Proceeds from promissory notes – related party	741,000	—
Repayment of promissory note – related party	(10,000)	—
Redemption of common stock	(62,050,810)	—
Net cash used in financing activities	(61,319,810)	—

Net Change in Cash	(274,506)	(609,570)
Cash – Beginning of period	287,601	953,069
Cash – End of period	$13,095	$343,499
Supplemental Cash Flow Information
Cash paid for income taxes	$899,272	$64,208
Non-cash financing activities:
Operating costs paid by Sponsor through promissory note – related party	$4,823	$—
Excise tax payable attributable to redemption of common stock	$620,508	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

CO2 Energy Transition Corp. (the “Company”) was incorporated in Delaware on September 30, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. While the Company may pursue an initial Business Combination target in any industry or geographic location, the Company intends to focus its search for a target business in the transitional energy sector. The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from September 30, 2021 (inception) through September 30, 2026, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SEPTEMBER 30, 2026

(Unaudited)

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

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Company’s shares prior to the Initial Public Offering (the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The Company initially had until 18 months (or up to 24 months if the Company extends the period of time to consummate a Business Combination) from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). The Company opted to extend the Combination Period from May 22, 2026 to July 22, 2026 by depositing into trust $229,700 for each one-month extension. The First Extension Payment of $229,700 was deposited on May 18, 2026 and is reflected in the Trust Account balance at September 30, 2026; the Second Extension Payment of $229,700 was deposited on July 7, 2026.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

On July 21, 2026, the Company held an Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting the Company’s stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation, to extend the date by which the Company has to consummate a business combination up to eleven (11) times, each such extension for an additional one (1) month period, from July 22, 2026 to June 22, 2027, provided that the Company deposits into the trust account established in connection with the Company’s initial public offering the sum of the lesser of (i) $50,000 and (ii) $0.03 per Public Share that remains outstanding for each one month extended. The Company’s stockholders approved an amendment to the Company’s investment management trust agreement, dated as of November 20, 2024, by and between the Company and Continental Stock Transfer & Trust Company (the “Trust Agreement”), to extend the time for the Company to complete its initial business combination under the Trust Agreement from July 22, 2026, to June 22, 2027.

In connection with the stockholders’ vote at the Annual Meeting, 5,869,285 shares of common stock were tendered for redemption at a redemption price of approximately $10.57 per share, resulting in an aggregate payment from the Trust Account of $62,050,810. As a result of the redemptions, an extension payment of $30,921 will be required for each monthly extension. The Company deposited $30,921 into the Trust Account on each of August 3, 2026, August 24, 2026 and September 21, 2026, extending the Combination Period to August 22, 2026, September 22, 2026 and October 22, 2026, respectively. These extension payments were funded by advances from the Sponsor under the Working Capital Note (see Note 5). As of the date of this report, the Company has extended through November 22, 2026 (see Note 11).

On July 17, 2026, the Company announced that it had entered into a non-binding letter of intent with respect to an initial Business Combination. The letter of intent provided for a deadline of September 14, 2026 for the completion of a definitive agreement. The parties did not extend the deadline and the letter of intent expired. The Company continues to have discussions with the other party, as well as to evaluate other potential opportunities for an initial Business Combination.

If the Company does not complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares and shares of common stock part of, and issuable in connection with, the Private Units, if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

As of January 16, 2025, the holders of the Units issued in the Company’s Initial Public Offering have the right to elect to separately trade the Public Shares and the Public Warrants (as defined in Note 3) and Public Rights included in the Units. No fractional Public Rights will be issued upon separation of the Units and only whole Public Rights will trade. The Public Shares, Public Warrants and Public Rights that are separated will trade on the Nasdaq Capital Market (“Nasdaq”) under the symbols “NOEM”, “NOEMW” and “NOEMR,” respectively. Those Units not separated will continue to trade on the Nasdaq under the symbol “NOEMU.” On September 14, 2026, the staff of The Nasdaq Stock Market LLC approved the Company’s application to transfer the listing of its securities from The Nasdaq Global Market to The Nasdaq Capital Market, effective as of the opening of business on September 16, 2026. The trading symbols remain unchanged.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Excise Tax Payable

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from whom shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022 in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

On July 21, 2026, holders of 5,869,285 shares of common stock elected to redeem their shares in connection with the extension of the date by which the Company has to consummate a business combination. As a result, $62.1 million was removed from the Company’s Trust Account to pay such holders. Management has evaluated the requirements of the IR Act and the Company’s operations and has determined that a liability of $620,508 should be recorded for the excise tax in connection with the above-mentioned redemptions. This liability will be reviewed and remeasured at each subsequent reporting period.

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

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, the Company had $13,095 in cash and a working capital deficit of $1,387,723. The Company’s liquidity needs through September 30, 2026, have been satisfied through proceeds from the consummation of the Initial Public Offering on November 22, 2024, as well as the issuance of the $1,500,000 promissory note to the Sponsor on April 15, 2025, which was dated March 31, 2025, and borrowings thereunder, and the issuance of the First Extension Note to the Sponsor on May 18, 2026 in the principal amount of $229,700, as well as the issuance of the Second Extension Note to the Sponsor on July 7, 2026 in the amount of $229,700.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise additional capital will be successful. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one (1) year from the date of the issuance of the accompanying unaudited condensed financial statements. The Company has until June 22, 2027 (using all available monthly extensions) to consummate a Business Combination. If a Business Combination is not consummated by then, the Company may, however, elect to seek to extend the Combination Period consistent with its governing documents, applicable laws, regulations and stock exchange rules. Such an extension will require the approval of the Company’s stockholders, and the Public Stockholders will be provided the opportunity at that time to redeem all or a portion of their Public Shares, which may have a material adverse effect on the amount held in the Trust Account and other adverse effects on the Company. Should a Business Combination not occur, there may be a mandatory liquidation of the Trust Account and subsequent dissolution of the Company. The Company cannot provide any assurance that its plans to raise capital or to consummate an initial Business Combination will be successful. Such potential liquidity shortfall and mandatory liquidation condition raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s December 31, 2025 Annual Report on Form 10-K as filed with the SEC on March 16, 2026. The interim results for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

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

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2026 and December 31, 2025, the Company had $13,095 and $287,601 in cash, respectively, and no cash equivalents.

Investments in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. government securities. The Company accounts for its investments as trading securities under ASC 320, “Investments—Debt and Equity Securities”, where securities are presented at fair value on the condensed balance sheets. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the unaudited condensed statements of operations.

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

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options”, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between common stock, warrants, and rights, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the warrants and rights and then to the common stock. Offering costs allocated to Public Shares were charged to temporary equity, and offering costs allocated to Public Rights, Public Warrants and Private Units were charged to stockholders’ deficit, as Public Rights and Private Rights and Warrants (as defined in Note 4) after management’s evaluation, were accounted for under equity treatment.

Fair Value of Financial Instruments

Except for the Investments held in Trust Account, as described in Note 9, the fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2026 and December 31, 2025, the Company had a full valuation allowance against the deferred tax assets related primarily to formation and operation expenses, which are not deductible for tax purposes.

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

The Company’s effective tax rate was 61.26% and 25.46% for the three months ended September 30, 2026 and 2025, respectively, and 32.18% and 25.94% for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rate differs from the statutory tax rate of 21% primarily due to start-up and operating costs, which are not currently deductible, and the related change in the valuation allowance on the deferred tax assets.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 7,165,000 shares of common stock in the calculation of diluted income per share, because their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2026 and 2025. Accretion associated with the common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per common stock share:

	For the Three Months Ended September 30,
	2026		2025
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income per common stock share
Numerator:
Allocation of net income	$22,777	$21,234	$312,981	$121,824
Denominator:
Basic weighted average common stock outstanding	2,880,816	2,685,750	6,900,000	2,685,750
Basic and diluted net income per common stock share	$0.01	$0.01	$0.05	$0.05

	For the Nine Months Ended September 30,
	2026		2025
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income per common stock share
Numerator:
Allocation of net income	$458,628	$222,117	$907,042	$353,056
Denominator:
Basic weighted average common stock outstanding	5,545,550	2,685,750	6,900,000	2,685,750
Basic and diluted net income per common stock share	$0.08	$0.08	$0.13	$0.13

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period. There were no derivative financial instruments as of September 30, 2026 and December 31, 2025.

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

SEPTEMBER 30, 2026

(Unaudited)

Common Stock Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants and Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity is the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at September 30, 2026 and December 31, 2025, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets. At September 30, 2026 and December 31, 2025, the common stock subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Common stock subject to possible redemption, December 31, 2024	$69,233,258
Plus:
Remeasurement of carrying value to redemption value	2,176,965
Common stock subject to possible redemption, December 31, 2025	$71,410,223
Plus:
Accretion of carrying value to redemption value	478,160
Common stock subject to possible redemption, March 31, 2026	$71,888,383
Plus:
Accretion of carrying value to redemption value	708,120
Common stock subject to possible redemption, June 30, 2026	$72,596,503
Plus:
Accretion of carrying value to redemption value	543,175
Less: Redemption of common stock	(62,050,810)
Common stock subject to possible redemption, September 30, 2026	$11,088,868

Excise Tax Payable

The Company accounts for the 1% U.S. federal excise tax imposed by Section 4501 of the Internal Revenue Code on redemptions of its Public Shares as a liability at the time the shares are redeemed. Because the excise tax is a cost of the redemption of equity instruments, it is charged to additional paid-in capital, or to accumulated deficit to the extent additional paid-in capital is not available, and does not affect the condensed statements of operations. The liability is remeasured at the end of each reporting period, taking into account any stock issuances during the same taxable year that may be netted against the redemptions. See Note 1 for the excise tax liability recorded in connection with the July 2026 redemptions.

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

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

Promissory Notes — Related Party

On January 8, 2022, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $400,000. On February 15, 2023, the Company amended the Promissory Note’s principal amount from $400,000 to $450,000. On April 20, 2024, the Company further amended the Promissory Note’s principal amount from $450,000 to $800,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2025, or (ii) the consummation of the Initial Public Offering. As of September 30, 2026 and December 31, 2025, there was $0 outstanding under the Promissory Note. On November 22, 2024, upon the closing of the Initial Public Offering, the Company repaid the note and borrowings with the exception of $11,730, which was rolled into the Working Capital Note issued by the Company on April 15, 2025, as described below.

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

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

As of September 30, 2026 and December 31, 2025, a total of $747,553 and $11,730, respectively, was outstanding under the promissory notes – related party. As of September 30, 2026, the balance consisted of $229,700 outstanding under the First Extension Note, $229,700 outstanding under the Second Extension Note and $288,153 outstanding under the Working Capital Note (including advances used to fund the monthly extension payments and $4,823 of operating costs paid by the Sponsor on behalf of the Company). As of December 31, 2025, the balance was outstanding under the Working Capital Note.

During the nine months ended September 30, 2026, the Sponsor advanced an aggregate of $741,000 in cash to the Company, of which $459,400 funded the First Extension Payment and the Second Extension Payment and is evidenced by the First Extension Note and the Second Extension Note, and $281,600 was advanced under the Working Capital Note, including the funds used for the three monthly extension deposits of $30,921 each made in August and September 2026. In addition, the Sponsor paid $4,823 of operating costs on behalf of the Company, which were added to the Working Capital Note, and the Company repaid $10,000 to the Sponsor. As a result, the balance outstanding under the Working Capital Note increased from $11,730 as of December 31, 2025 to $288,153 as of September 30, 2026.

Amounts owed under the Working Capital Note do not accrue interest and are payable on the earlier of (i) the effective date of the consummation of the Company’s Business Combination; or (ii) the date that the winding up of the Company is effective, unless accelerated upon the occurrence of an Event of Default (as defined in the Working Capital Note).

Amounts outstanding under the Working Capital Note are convertible, at the option of the Sponsor, into units of the Company (“Working Capital Note Units”), at a conversion price of $10.00 per Working Capital Note Unit. The Working Capital Note Units will be identical to the Private Units issued to the Sponsor at the time of the Company’s Initial Public Offering.

Administrative Services Agreement

The Company entered into an agreement, commencing on November 12, 2024, through the earlier of consummation of the initial Business Combination and the Company’s liquidation, to pay the Sponsor $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. For the three and nine months ended September 30, 2026, the Company incurred $30,000 and $90,000 of administrative services fees, respectively, of which $50,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets. For the three and nine months ended September 30, 2025, the Company incurred and paid $30,000 and $90,000 of administrative services fees, respectively. The administrative services fees are included in general and administrative costs in the Company’s unaudited condensed statements of operations.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Units and any units that may be issued upon conversion of the Working Capital Note (and any common stock issuable upon the exercise of the Private Units and Working Capital Note Units) have rights to require the Company to register any of the securities held by them for resale under the Securities Act pursuant to a registration and stockholder rights agreement signed on the effective date of the Initial Public Offering. These holders are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders have “piggyback” registration rights to include their securities in other registration statements filed by the Company. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no shares of preferred stock issued and outstanding.

Common Stock — The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, 2,685,750 shares of common stock are issued and outstanding, excluding 1,030,715 and 6,900,000 shares of common stock subject to possible redemption, respectively.

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

As of September 30, 2026 and December 31, 2025, there were 6,900,000 rights related to the Initial Public Offering and 265,000 rights related to Private Units outstanding.

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

Warrants — The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

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

As of September 30, 2026 and December 31, 2025, there were 6,900,000 Public Warrants and 265,000 Private Warrants outstanding.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025, indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$11,088,868	$72,113,895

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. government securities.

CO2 ENERGY TRANSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative costs	$192,623	$154,489	$571,700	$487,522
Interest earned on investments held in Trust Account	$306,236	$738,495	$1,575,485	$2,193,869

	September 30, 2026	December 31, 2025
Cash	$13,095	$287,601
Investments held in Trust Account	$11,088,868	$72,113,895

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

On November 4, 2026, the Company deposited $30,921 into the Trust Account to extend the Combination Period from October 22, 2026 to November 22, 2026. The extension payment was funded by an advance from the Sponsor under the Working Capital Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information

This information should be read in conjunction with the interim unaudited condensed financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

Certain capitalized terms used below and not otherwise defined below have the meanings given to such terms in the footnotes to our unaudited condensed financial statements included above under “Part I – Financial Information” – “Item 1. Condensed Interim Financial Statements”.

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

On July 21, 2026, we held an Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting our stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation, to extend the date by which we have to consummate a business combination up to eleven (11) times, each such extension for an additional one (1) month period, from July 22, 2026 to June 22, 2027, provided that we deposit into the trust account established in connection with the Company’s initial public offering the sum of the lesser of (i) $50,000 and (ii) $0.03 per Public Share that remains outstanding for each one month extended. Our stockholders approved an amendment to the Company’s investment management trust agreement, dated as of November 20, 2024, by and between the Company and Continental Stock Transfer & Trust Company (the “Trust Agreement”), to extend the time for us to complete our initial business combination under the Trust Agreement from July 22, 2026, to June 22, 2027. In connection with the stockholders’ vote at the Annual Meeting, 5,869,285 shares of common stock were tendered for redemption at a redemption price of approximately $10.57 per share, resulting in an aggregate payment from the Trust Account of $62,050,810. As a result of the redemptions, an extension payment of $30,921 will be required for each monthly extension. We deposited $30,921 into the Trust Account on each of August 3, 2026, August 24, 2026 and September 21, 2026, extending the Combination Period to August 22, 2026, September 22, 2026 and October 22, 2026, respectively, funded by advances from our Sponsor under the Working Capital Note. We have extended through November 22, 2026.

On July 17, 2026, we announced that we had entered into a non-binding letter of intent with respect to an initial Business Combination. The letter of intent provided for a deadline of September 14, 2026 for the completion of a definitive agreement. The parties did not extend the deadline and the letter of intent expired. We continue to have discussions with the other party, as well as to evaluate other potential opportunities for an initial Business Combination. On September 14, 2026, the staff of The Nasdaq Stock Market LLC approved our application to transfer the listing of our securities from The Nasdaq Global Market to The Nasdaq Capital Market, effective as of the opening of business on September 16, 2026.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 30, 2021 (inception) through September 30, 2026, were organizational activities, those necessary to prepare for the Initial Public Offering, described below and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $44,011, which consists of interest income on investments held in the trust account of $306,236, offset by operating costs of $192,623, and provision for income taxes of $69,602.

For the nine months ended September 30, 2026, we had net income of $680,745, which consists of interest income on investments held in the trust account of $1,575,485, offset by operating costs of $571,700, and provision for income taxes of $323,040.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, the Company had $13,095 in cash and a working capital deficit of $1,387,723.

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

For the nine months ended September 30, 2026, cash used in operating activities was $1,555,209. Net income of $680,745 was impacted by interest earned on marketable securities held in the trust account of $1,575,485, operating costs paid by the Sponsor through the promissory note – related party of $4,823, and changes in operating assets and liabilities used $665,292 of cash.

For the nine months ended September 30, 2025, cash used in operating activities was $689,461. Net income of $1,260,098 was impacted by interest earned on marketable securities held in the trust account of $2,193,869, and changes in operating assets and liabilities provided $244,310 of cash.

For the nine months ended September 30, 2026, cash provided by investing activities was $62,600,513, representing cash interest withdrawn from the Trust Account to pay taxes of $1,101,867, and cash withdrawn from Trust Account in connection with redemption of $62,050,810, offset by investment of cash into Trust Account of $552,164.

For the nine months ended September 30, 2025, cash provided by investing activities was $79,891, representing cash interest withdrawn from the Trust Account to pay taxes.

For the nine months ended September 30, 2026, cash used in financing activities was $61,319,810.

For the nine months ended September 30, 2025, no cash was used in financing activities.

As of September 30, 2026, we had investments of $11,088,868 held in the trust account. During the nine months ended September 30, 2026, we withdrew $1,101,867 of interest earned from the trust account to pay taxes.

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

As of September 30, 2026, we had cash of $13,095. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with an initial business combination, we and the Sponsor, on April 15, 2025, entered into a convertible promissory note dated March 31, 2025 (the “Working Capital Note”). Pursuant to the Working Capital Note, we may request, and in the sole discretion of the Sponsor, the Sponsor may loan the Company drawdowns of up to an aggregate of $1,500,000 in principal (“Working Capital Loan”) from time to time, less $11,730 which was advanced prior to the execution of the Working Capital Note, and included as outstanding thereunder, with such amounts to be used for working capital.

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

Amounts outstanding under the Working Capital Note are convertible, at the option of the Sponsor, into units of the Company (“Working Capital Note Units”), at a conversion price of $10.00 per Working Capital Note Unit, with each unit consisting of one share of Company common stock, one warrant, and one right, with each warrant entitling the holder thereof to purchase one share of common stock at $11.50 per share, subject to adjustment as provided in the Company’s Registration Statement on Form S-1 filed in connection with its IPO, and each eight rights entitling the holder to receive one share of common stock upon completion of the Business Combination. The Working Capital Note Units will be identical to the private placement units issued to the Sponsor at the time of the Company’s IPO.

On May 18, 2026, the Sponsor deposited $229,700 ($0.0333 per Public Share) into the Trust Account in order to extend the Combination Period by one month to June 22, 2026. To evidence the First Extension Payment, we issued the First Extension Note to the Sponsor dated May 18, 2026, in the principal amount of $229,700.

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

On July 7, 2026, the Sponsor deposited $229,700 into the Trust Account in order to extend the Combination Period by one month to July 22, 2026. To evidence the Second Extension Payment, we issued the Second Extension Note to the Sponsor dated July 7, 2026 in the principal amount of $229,700. Amounts owed under the Second Extension Note do not accrue interest and are payable on the earlier of (i) the effective date of the consummation of the Company’s Business Combination or (ii) the date that the winding up of the Company is effective, and are convertible at the option of the Sponsor into units of the Company at a conversion price of $10.00 per unit, with each such unit being identical to the Private Units.

As of September 30, 2026 and December 31, 2025, a total of $747,553 and $11,730, respectively, was outstanding under the promissory notes – related party, consisting, as of September 30, 2026, of $229,700 under the First Extension Note, $229,700 under the Second Extension Note and $288,153 under the Working Capital Note.

In addition, if we are unable to complete a Business Combination by June 22, 2027, then the Company will cease all operations except for the purpose of liquidating. We cannot be assured that our plans to consummate an initial Business Combination will be successful.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have determined that we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. As of September 30, 2026, we had $13,095 of cash held outside the Trust Account and a working capital deficit of $1,387,723. We are dependent on loans from our Sponsor, which is under no obligation to advance funds to us, to fund our working capital requirements and the monthly extension payments of $30,921 required to extend the Combination Period. We have until June 22, 2027 (if all available monthly extensions are exercised) to consummate a Business Combination. Management plans to address these conditions through continued borrowings from the Sponsor under the Working Capital Note and the consummation of a Business Combination; however, there is no assurance that such funding will be available or that we will consummate a Business Combination by June 22, 2027. If a Business Combination is not consummated by then, there will be a mandatory liquidation of the Trust Account and subsequent dissolution of the Company. The potential liquidity shortfall and the mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the unaudited condensed financial statements are issued. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Additionally, subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we plan to rely on rules which allow us to, among other things, delay the required (i) provision of an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provision of all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board (PCAOB) regarding mandatory audit rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclosure of certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Critical Accounting Estimates and Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity (deficit). Our common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2026 and December 31, 2025, 1,030,715 and 6,900,000 shares of common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

We have not considered the effect of the warrants sold in the initial public offering and the concurrent private placement to purchase an aggregate of 7,165,000 shares of common stock in the calculation of diluted earnings per share, because their exercise is contingent upon future events. As a result, diluted earnings per common share are the same as basic earnings per common share for the three and nine months ended September 30, 2026 and 2025.

Recent Accounting Standards

We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

For more information on recently issued accounting standards, see “Note 2 — Significant Accounting Policies”, to the Notes to Financial Statements included herein.

Commitments and Contractual Obligations

Registration Rights

The holders of founder shares, private placement warrants and warrants that may be issued upon conversion of Working Capital Loans, if any (and any shares of common stock issuable upon the exercise of the private placement warrants and Working Capital Note Units), are entitled to certain registration rights pursuant to a registration rights agreement (discussed in greater detail above in NOTE 6. COMMITMENTS AND CONTINGENCIES, under “Registration Rights” to the notes to unaudited condensed financial statements). These holders will be entitled to certain demand and “piggy-back” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Item 10(f)(1) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal accounting/financial officer), Mr. Charles E. Fox and Mr. Harold R. DeMoss, III, respectively, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2026, the design and operation of our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

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

In addition, we expect to remain dependent on our Sponsor to fund the monthly extension payments of $30,921 required to extend the Combination Period, as well as our working capital requirements, through the issuance of promissory notes. Our Sponsor is under no obligation to provide such funding and may decline to do so. If our Sponsor does not fund these amounts, we may be unable to extend the Combination Period or to continue operations, in which case we would be required to cease all operations except for the purpose of winding up, redeem the Public Shares and liquidate. In that event, our public stockholders would receive only their pro rata portion of the Trust Account and our warrants and rights would expire worthless.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2026, and for the period from October 1, 2026 to the filing date of this Report, which have not previously been disclosed in a Current Report on Form 8-K.

Purchases of equity securities by the issuer and affiliated purchasers

In connection with the Annual Meeting held on July 21, 2026, holders of 5,869,285 shares of common stock exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. In August 2026, the Company paid an aggregate of $62,050,810 (approximately $10.57 per share) from the Trust Account to the redeeming holders. There were no other purchases of the Company’s equity securities by the Company or its affiliated purchasers during the quarter ended September 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amendment to Amended and Restated Certification of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2026)
10.1	Amendment to Investment Management Trust Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CO2 ENERGY TRANSITION CORP.

Date: November 13, 2026	By:	/s/ Charles E. Fox
	Name:	Charles E. Fox
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Harold R. DeMoss, III
	Name:	Harold R. DeMoss, III
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)